Form 10-Q
period 1995-03-31
GULFMARK INTERNATIONAL INC
filed 1995-05-12
CIK 44524

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1995

                                 OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 0-457

                    GULFMARK INTERNATIONAL, INC.
          (Exact name of Registrant as specified in its charter)


                  DELAWARE                           74-1203713
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)



          5 POST OAK PARK, SUITE 1170                   77027
               Houston, Texas
        (Address of principal executive offices)      (Zip Code)


     Registrant's telephone number, including area code:
     (713) 963-9522


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.   YES /X/       NO / /


Number of shares of Common Stock, $1.00 Par Value, outstanding as of May 11, 1995: 3,321,385.

                  PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The unaudited consolidated financial statements included herein have been prepared by the Registrant (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission.
These consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and the information included in the Proxy Statement dated April 10, 1995.

             GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                                              March 31,     December 31,
                                                                                 1995           1994
                                                                             (Unaudited)     (Audited)
                                                                              ---------       -------
                                                                                    (In thousands)
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................    $  2,425        $ 2,989
  Accounts and notes receivable...........................................       6,973          7,938
  Inventory, prepaids and other...........................................       1,515          1,781
                                                                                ------         ------
    Total current assets..................................................      10,913         12,708
                                                                                ------         ------
INVESTMENT IN ENERGY VENTURES, INC........................................      21,693         21,588
                                                                                ------         ------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $12,379,000 in 1995 and $11,179,000 in 1994.............      52,997         51,405
                                                                                ------         ------
OTHER ASSETS..............................................................       3,127          2,975
                                                                                ------         ------
                                                                               $88,730        $88,676
                                                                                ======         ======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............     $ 1,980        $ 1,487
  Accounts payable........................................................       1,585          1,540
  Accrued payroll and related expenses....................................         585          1,009
  Other accrued liabilities...............................................       1,436          1,738
                                                                                ------         ------
    Total current labilities..............................................       5,586          5,774
                                                                                ------         ------
LONG-TERM DEBT............................................................      26,842         26,727
                                                                                ------         ------
DEFERRED TAXES AND OTHER..................................................       2,606          2,629
                                                                                ------         ------
MINORITY INTEREST.........................................................         439            521
                                                                                ------         ------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized;
    3,321,385 shares issued and outstanding...............................       3,321          3,321
  Additional paid-in capital..............................................      23,338         23,338
  Retained earnings.......................................................      29,918         30,139
  Cumulative translation adjustment.......................................      (3,320)        (3,773)
                                                                                ------         ------
    Total stockholders' equity............................................      53,257         53,025
                                                                                ------         ------
                                                                               $88,730        $88,676
                                                                                ======         ======

The accompanying notes are an integral part of these consolidated financial statements.

                GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                 (UNAUDITED)

                                                                       Three Months Ended
                                                                             March 31,
                                                                      --------------------
                                                                        1995        1994
                                                                      --------    --------
                                                                      (In thousands, except
                                                                         per share amounts)
REVENUES..........................................................    $  7,500    $  8,047
COSTS AND EXPENSES:
  Direct operating expenses.......................................       6,334       5,737
  Selling, general and administrative expenses....................       1,348       1,187
                                                                       -------     -------
                                                                         7,682       6,924
                                                                       -------     -------
OPERATING INCOME (LOSS)...........................................        (182)      1,123
                                                                       -------     -------
OTHER INCOME (EXPENSES):
  Equity in earnings of Energy Ventures, Inc......................         368         192
  Interest expense................................................        (587)       (596)
  Interest income.................................................          48          49
  Minority interest...............................................          82         (41)
  Other...........................................................          (2)         12
                                                                       -------     -------
                                                                           (91)       (384)
                                                                       -------     -------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM..........        (273)        739
INCOME TAX PROVISION (BENEFIT)....................................         (52)        240
                                                                       -------     -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...........................        (221)        499

EXTRAORDINARY ITEM ATTRIBUTABLE TO ENERGY VENTURES, INC.
  (Less applicable income tax benefit of $51).....................          --        (706)
                                                                       -------     -------
NET INCOME (LOSS).................................................    $   (221)   $   (207)
                                                                       =======     =======
EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary item.........................    $  (0.07)   $   0.15
  Extraordinary item attributable to Energy Ventures, Inc.........          --       (0.21)
                                                                       -------     -------
  Net income (loss)...............................................    $  (0.07)   $  (0.06)
                                                                       =======     =======

WEIGHTED AVERAGE SHARES OUTSTANDING...............................       3,321       3,320
                                                                       =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

             GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                  1995          1994
                                                                                -------       --------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................................    $  (221)       $  (207)
 Adjustments to reconcile net income (loss) to net cash provided by operations:
  Depreciation and amortization............................................      1,335          1,198
  Equity in (earnings) loss of Energy Ventures, Inc........................       (368)           565
  Deferred and other income tax provision (benefit)........................        (70)           175
  Minority interest........................................................        (82)            41
  Change in assets and liabilities:
    Accounts and notes receivable..........................................      1,105           (567)
    Inventory, prepaids and other..........................................       (160)          (109)
    Accounts payable, accrued payroll and related expenses.................       (409)           (29)
    Other accrued liabilities..............................................       (316)           475
  Other, net...............................................................         10            (41)
                                                                                ------         ------
Net cash provided by operating activities..................................        824          1,501
                                                                                ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment......................................       (648)          (122)
  Expenditures for drydocking and main engine overhaul.....................       (429)          (544)
  Proceeds from sales of property and equipment............................         --            173
                                                                                ------         ------
Net cash used in investing activities......................................     (1,077)          (493)
                                                                                ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt.......................................................       (751)          (781)
  Proceeds from debt, net..................................................        440            893
  Other....................................................................         --              5
                                                                                ------         ------
Net cash provided by (used in) financing activities........................       (311)           117
                                                                                ------         ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................       (564)         1,125

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      2,989          5,510
                                                                                ------         ------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $ 2,425        $ 6,635
                                                                                ======         ======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid..............................................................    $   844        $   595
                                                                                ======         ======
Income taxes paid..........................................................    $    22        $    24
                                                                                ======         ======

The accompanying notes are an integral part of these consolidated financial statements.

              GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


(1)  INVESTMENT IN ENERGY VENTURES, INC.
     At March 31, 1995, the Company owned 20% of the outstanding stock of Energy Ventures, Inc. ("Energy Ventures"), a publicly-traded (NYSE trading symbol "EVI") international oilfield equipment and service company which manufactures artificial lift and completion systems, drill pipe and premium tubulars and provides rig contracting services. The Company accounts for Energy Ventures using the equity method.
     The following represents unaudited summarized income statements for Energy Ventures. For more information regarding Energy Ventures' financial condition and operations, reference is made to Energy Ventures' March 31, 1995 Form 10-Q filed with the Securities and Exchange Commission.

                             SUMMARIZED INCOME STATEMENTS
                                      (Unaudited)
          ------------------------------------------------------------------------
                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                 1995        1994
                                                               --------    --------
                                                                   (In thousands)
          Revenues..........................................   $ 72,660    $ 55,118
          Expenses..........................................    (66,006)    (51,696)
          Other expenses, net...............................     (4,024)     (2,086)
                                                                -------     -------
          Income before income taxes........................      2,630       1,336

          Income tax provision..............................        999         481
                                                                -------     -------
          Income before extraordinary charge................      1,631         855

          Extraordinary charge, net of taxes................         --      (3,784)
                                                                -------     -------

          Net income (loss).................................   $  1,631    $ (2,929)
                                                                =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
     At March 31, 1995, the Company had $2.4 million in cash and cash equivalents as compared to $3.0 million at December 31, 1994.

     The Company has fulfilled final conditions for contracts with a shipyard to construct two supply vessels at an anticipated cost of $14.2 million each. These vessels are planned for service in the North Sea with delivery expected in the first quarter of 1996 for one vessel and the fourth quarter of 1996 for the other. The Company is required to make interim construction payments of $5.0 million in 1995 and $0.8 million in 1996 representing approximately 20% of the vessel cost. Final payment is due upon delivery of each vessel. In addition the Company expects to receive a 9.5% subsidy, $1.5 million per vessel, from the Norwegian government within twelve months of delivery. The Company anticipates financing the cost of these vessels primarily through additional borrowings. Approximately $11.6 million is expected to be provided under a new bank loan and $11.0 million through a combination of drawing on unused borrowing capacity and increased borrowing capacity under an existing revolving credit facility.
     During the period ended March 31, 1995, expenditures for scheduled drydockings of vessels were $429,000 and for vessel upgrades and modifications $534,000. The latter is primarily attributable to modifications required under a new two year contract for a vessel to work in Brazil. The Company estimates that capital and maintenance expenditures, excluding any expenditures to acquire additional vessels, will be approximately $1.7 million for the remainder of 1995, of which $0.9 million is related to scheduled drydockings. The remainder primarily represents vessel upgrades and non-marine expenditures which are not subject to firm commitments, and the Company may modify its plans as appropriate.
     At March 31, 1995, the Company had outstanding long-term debt of $28.4 million borrowed under various facilities. These facilities are secured by first preferred ship mortgages on ten of the Company's vessels and assignments of such vessels' earnings. Interest on the borrowings accrues at LIBOR plus 1 3/4% per annum. Scheduled debt repayments are expected to be $1.5 million in 1995. The loan facility agreements place certain restrictions on the ability of the subsidiaries subject to these agreements to pay dividends. Cash held by these subsidiaries was $1,928,000 as of March 31, 1995. As of May 1, 1995, the Company could borrow up to $5.4 million under its short-term credit facilities and $1.5 million under its long-term credit facility without providing additional security to its lenders. An additional $4.6 million is available under a revolving credit facility with the provision of further security either through vessel mortgages or securing long-term charters or a combination thereof. This available credit is expected to be used in connection with the building of the two new vessels discussed above.
     Substantially all of the Company's tax provision is for deferred taxes. As of December 31, 1994, the Company had net operating loss carryforwards for tax purposes which are available to offset taxable income generated of $6,999,000 for United States tax purposes and of $16,991,000 for United Kingdom tax purposes in future years. The Company also has foreign tax credits of $512,000 and alternative minimum tax credits of $292,000 available to offset taxable income generated for United States tax purposes.
     The Company believes that current reserves of cash and short-term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance internal operating requirements. The Company continues, however, to actively seek further investment opportunities. Such investments may require the expenditure of significant resources, either in cash, notes, stock or a combination thereof.

RESULTS OF OPERATIONS

     The Company incurred a loss before extraordinary item of $221,000 or $0.07 per share for the quarter ended March 31, 1995 as compared to income of $499,000 or $0.15 per share in the same period last year. Revenues for the quarter were $7,500,000 as compared to $8,047,000 for the comparative prior year period.
     Marine results were impacted by softer markets in both of its primary operating regions. In addition, anticipating a pickup in market demand later in the year, the Company accelerated otherwise required survey and drydock activity to the first quarter in order to take full advantage of the improvements expected in the balance of the year. In Southeast Asia results were affected by the increased offhire days caused by four of the eight vessels in the region being in drydock including two of the region's most productive units. Charter rates in the North Sea were particularly soft in January and February, but began to firm significantly in March. All of the North Sea fleet is under charter until late 1995. The market is continuing to improve as drilling activity in the region has increased and oil companies are beginning to experience difficulty finding suitable supply vessels available for summer charter.
     Results for the quarter were further impacted by acceptance of a two year contract for the Seapower with Petrobras, the state owned Brazilian oil company, which required the vessel's removal from service during the first quarter for modifications to substantially upgrade the vessel for duties largely related to the carriage of bulk material products. The vessel is in route to Brazil, and the benefit of this two year contract will be reflected beginning mid-year.

     The erosion control segment reported a loss for the 1995 first quarter in contrast to the income for the 1994 first quarter, which had been its highest in four years. Despite an increase in revenues for this segment, gross margins were down significantly from 31% for the 1994 first quarter to 8% for the 1995 first quarter. At Energy Ventures, Inc., the Company's 20% owned affiliate, income, excluding extraordinary items, nearly doubled with the Company reporting equity in Energy Ventures' earnings of $368,000 for the 1995 first quarter as compared to $192,000 for the 1994 first quarter. Results for the prior year period also included an extraordinary charge of $706,000 or $0.21 per share attributable to Energy Ventures, which incurred a penalty of $3.8 million, net of tax, from the prepayment of certain debt.

CURRENCY FLUCTUATIONS AND INFLATION

     A significant portion of the Company's operations are overseas, therefore the Company is potentially exposed to currency fluctuations and exchange risks. Charters for vessels in the Company's North Sea fleet are primarily denominated in British Pounds Sterling ("GBP") as are substantially all the operating costs. North Sea operations are expected to account for approximately $6.5 million of cash flows from operations in 1995. Fluctuations in the GBP/Dollar exchange rate for 1995 thus far have been minimal as was also the case in 1994 with a high of GBP=U.S.$1.64 to a low of GBP=U.S.$1.55 for the period from January 1,, 1995 to May 1, 1995 for an average of GBP = $1.59 for the period. The Company hedged the effect on cash flows of these fluctuations in the GBP/Dollar exchange rates through GBP denominated borrowings which account for 89% or $25.4 million of total debt. All of the estimated $1.5 million in debt repayments for 1995 are attributable to GBP denominated debt.
     Reflected in the accompanying balance sheet for March 31, 1995, is a $(3,320,000) cumulative translation adjustment relating to the lower GBP exchange rate as of March 31, 1995 and to the Company's equity share of translation adjustments reported by Energy Ventures, its equity investee. Changes in the cumulative translation adjustment are non-cash items.
     Where currency risks are high, as in Brazil, the Company has generally accepted only a small percentage of charterhire in the local currency and the remainder is paid in U.S. Dollars. Under the two year vessel charter for service in Brazil, the Company anticipates that expenses in the local currency will approximate the portion of charterhire paid in local currency.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     GulfMark International, Inc.
                                            (Registrant)



                                    By:  /s/  Frank R. Pierce
                                       -----------------------------
                                              Frank R. Pierce
                                         Executive Vice President
                                       (Principal Financial Officer)



                                   By:  /s/  Elizabeth D. Brumley
                                      ------------------------------
                                             Elizabeth D. Brumley
                                                 Controller
                                       (Principal Accounting Officer)

Date: May 12, 1995