Form 10-Q
period 1995-09-30
GULFMARK INTERNATIONAL INC
filed 1995-11-13
CIK 44524

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995

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


Number of shares of Common Stock, $1.00 Par Value, outstanding as of November 10, 1995: 3,321,385.

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

             GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                                            September 30,   December 31,
                                                                                 1995           1994
                                                                             (Unaudited)     (Audited)
                                                                              ---------       -------
                                                                                    (In thousands)
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................    $  3,862       $  2,989
  Accounts and notes receivable...........................................       7,001          7,938
  Inventory, prepaids and other...........................................       1,260          1,781
                                                                               -------         ------
    Total current assets..................................................      12,123         12,708
                                                                               -------         ------
INVESTMENT IN ENERGY VENTURES, INC........................................      32,835         21,588
                                                                               -------         ------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $14,164,000 in 1995 and $11,179,000 in 1994.............      54,473         51,405
                                                                               -------         ------
OTHER ASSETS..............................................................       2,491          2,975
                                                                               -------         ------
                                                                              $101,922        $88,676
                                                                               =======         ======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............    $  2,691        $ 1,487
  Accounts payable........................................................       1,494          1,540
  Accrued payroll and related expenses....................................         541          1,009
  Other accrued liabilities...............................................       1,836          1,738
                                                                               -------         ------
    Total current labilities..............................................       6,562          5,774
                                                                               -------         ------
LONG-TERM DEBT............................................................      27,164         26,727
                                                                               -------         ------
DEFERRED TAXES AND OTHER..................................................       9,911          2,629
                                                                               -------         ------
MINORITY INTEREST.........................................................         441            521
                                                                               -------         ------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized;
    3,321,385 shares issued and outstanding...............................       3,321          3,321
  Additional paid-in capital..............................................      23,338         23,338
  Retained earnings.......................................................      27,883         30,139
  Cumulative translation adjustment.......................................      (3,747)        (3,773)
  Unrealized gain on investment, net of tax...............................       7,049             --
                                                                               -------         ------
    Total stockholders' equity............................................      57,844         53,025
                                                                               -------         ------
                                                                              $101,922        $88,676
                                                                               =======         ======

The accompanying notes are an integral part of these consolidated financial statements.

                GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                 (UNAUDITED)

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                          --------------------     ---------------------
                                                            1995        1994         1995        1994
                                                          --------    --------      -------     ------
                                                          (In thousands, except per share amounts)
REVENUES...............................................     $10,547     $ 8,033    $27,582     $24,742
COSTS AND EXPENSES:
  Direct operating expenses............................       7,168       6,052     20,363      17,570
  Selling, general and administrative expenses.........       1,912       1,016      4,608       3,808
                                                             -------     -------    -------     -------
                                                              9,080       7,068     24,971      21,378
                                                             -------     -------    -------     -------
OPERATING INCOME.......................................       1,467         965      2,611       3,364
                                                             -------     -------    -------     -------
OTHER INCOME (EXPENSES):
  Equity in earnings of Energy Ventures, Inc...........          --         357        761         595
  Interest expense.....................................        (676)       (595)    (2,119)     (1,805)
  Interest income......................................          42          80        127         182
  Gain on sale of vessel...............................          --          --         --         842
  Other................................................          (7)         51         89          16
                                                             -------     -------    -------     -------
                                                               (641)       (107)    (1,142)       (170)
                                                             -------     -------    -------     -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM......         826         858      1,469       3,194
INCOME TAX PROVISION...................................         149         246      3,725       1,159
                                                             -------     -------    -------     -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.................        677         612     (2,256)      2,035

EXTRAORDINARY ITEM ATTRIBUTABLE TO ENERGY VENTURES, INC.
  (Less applicable income tax benefit of $51)...........         --          --         --        (706)
                                                             -------     -------    -------     -------
NET INCOME (LOSS).......................................   $    677     $   612    $(2,256)    $ 1,329
                                                             =======     =======    =======     =======
EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary item...............   $   0.20     $  0.18    $ (0.68)    $  0.61
  Extraordinary item attributable to Energy
     Ventures, Inc......................................         --          --         --       (0.21)
                                                             -------     -------    -------     -------
  Net income (loss).....................................   $   0.20     $  0.18    $ (0.68)    $  0.40
                                                             =======     =======    =======     =======

WEIGHTED AVERAGE SHARES OUTSTANDING.....................      3,321       3,320      3,321       3,320
                                                             =======     =======    =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

             GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                  1995          1994
                                                                                -------       --------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................................    $ (2,256)     $  1,329
 Adjustments to reconcile net income (loss) to net cash provided by operations:
  Depreciation and amortization............................................       4,183         3,908
  Deferred and other income tax provision..................................       3,654         1,042
  Equity in (earnings) loss of Energy Ventures, Inc........................        (761)          162
  Gain on sale of assets...................................................          --          (842)
  Change in assets and liabilities.........................................       1,115           191
  Other, net...............................................................        (102)           17
                                                                                 -------       -------
Net cash provided by operating activities..................................       5,833         5,807
                                                                                 -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment......................................      (5,170)         (603)
  Expenditures for drydocking and main engine overhaul.....................      (1,040)         (674)
  Proceeds from sales of property and equipment............................          29         1,596
                                                                                 ------        -------
Net cash provided by (used in) investing activities........................      (6,181)          319
                                                                                 ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt.......................................................     (14,308)       (7,309)
  Proceeds from debt, net..................................................      15,508           893
  Other....................................................................          21           223
                                                                                 ------        -------
Net cash provided by (used in) financing activities........................       1,221        (6,193)
                                                                                 ------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................         873           (67)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................       2,989         5,510
                                                                                 ------        -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $  3,862       $ 5,443
                                                                                 ======        =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid..............................................................    $  2,180       $ 1,729
                                                                                 ======        =======
Income taxes paid..........................................................    $     72       $    58
                                                                                 ======        =======

The accompanying notes are an integral part of these consolidated financial statements.

              GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

(1)  INVESTMENT IN ENERGY VENTURES, INC.
     At September 30, 1995, the Company owned 14% of the outstanding stock of Energy Ventures, Inc. ("Energy Ventures"), a publicly-traded (NYSE trading symbol "EVI") international oilfield equipment and service company which manufactures artificial lift and completion systems, drill pipe and premium tubulars and provides rig contracting services. The Company's ownership percentage was reduced during 1995 from 20% as of March 31, 1995 to its current percentage of 14% as a result of Energy Ventures' issuance of 2,250,000 shares on June 30, 1995 in connection with an acquisition and the issuance of 3,000,000 shares in September 1995, through a public stock offering.
  Prior to June 30, 1995, the Company accounted for Energy Ventures on the equity method; however, the reduction in the Company's ownership interest on June 30, 1995, necessitated a change from the equity method to the cost method and the application of certain requirements of Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). Under the cost method the Company no longer records its proportionate share of Energy Ventures' earnings as was done prior to June 30, 1995, under the equity method.
     The shares of Energy Ventures held by the Company are currently held for investment purposes and not with a view to trading. Under SFAS No. 115, the Company is required to reflect those shares of Energy Ventures that could be sold without restriction over the next 12 months (approximately 750,000 shares as of September 30, 1995) at the quoted market value in the accompanying interim balance sheet.
The related unrealized gains and losses on those shares are reflected as a separate component of stockholders' equity, net of the related deferred taxes, until realized. Any shares that may not be sold without restriction (1,785,572 shares as of September 30, 1995)are carried at historical cost. Because of the Company's current ownership position in Energy Ventures and related board representation, the Company may be considered an affiliate of Energy Ventures. As such, any sales by it would be subject to restrictions under Rule 144 promulgated under the rules and regulations of the Securities Act of 1933. The quoted market value of Energy Ventures' shares held by the Company may not be the value that would be realized should the Company dispose of some or all of the shares in a short period of time.
     The following represents unaudited summarized income statements for Energy Ventures. For more information regarding Energy Ventures' financial condition and operations, reference is made to Energy Ventures' September 30, 1995 Form 10-Q filed with the Securities and Exchange Commission.

                                      SUMMARIZED INCOME STATEMENTS
                                               (Unaudited)
     ---------------------------------------------------------------------------------------
                                               Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                               --------------------     --------------------
                                                  1995        1994        1995        1994
                                                --------    --------    --------    --------
                                                                 (In thousands)
     Revenues................................   $ 93,797     $ 68,079    $246,204   $173,763
     Expenses................................    (84,602)     (61,917)   (223,468)  (160,678)
     Other expenses, net.....................     (4,510)      (3,464)    (12,678)    (8,856)
                                                 --------     --------    --------   --------
     Income before income taxes..............      4,685        2,698      10,058      4,229
     Income tax provision....................      1,129        1,019       3,118      1,568
                                                 --------     --------    --------   --------
     Income before extraordinary charge......      3,556        1,679       6,940      2,661

     Extraordinary charge, net of taxes......         --           --          --     (3,784)
                                                 --------     --------    --------   --------

     Net income (loss)........................  $  3,556    $   1,679    $  6,940   $ (1,123)
                                                 ========     ========    ========   ========

(2)  SHORT-TERM BORROWINGS
  On July 8, 1993, the Company entered into a one year loan facility agreement with a bank under which the Company can borrow up to GBP3,300,000. This facility was renewed for an additional year in 1994 and again in July 1995.

(3)  LONG-TERM DEBT
  On June 16, 1995, the Company replaced GBP8,925,000 of its loan facility due in 1999 with a GBP16,500,000 loan facility due in 2002. Interest is at 1 3/8% over the lending bank's LIBOR rate (8.125% as of September 30, 1995). Principal payments of GBP235,000 are due quarterly for the first year of the loan and GBP395,000 thereafter with a final payment of GBP6,475,000 due in 2002. The Company drew down GBP9,250,000 of the funds on June 16, 1995 to replace existing loans and expects to draw down the remaining GBP7,250,000 in early 1996 upon delivery of a vessel it is currently constructing for use in the North Sea.

  The following is a summary of scheduled debt maturities by year
(in thousands):

                      Three months ended December 31, 1995.......... $  372
                       1996.........................................  2,916
                       1997.........................................  7,116
                       1998......................................... 11,600
                       1999.........................................  2,501
                       2000.........................................  2,501
                       Thereafter...................................  1,900
                                                                     ------
                                                                    $28,906
                                                                     ======

(4) CONTINGENCIES
    A customer requested arbitration for a claim for $700,000 plus treble damages against Ercon Development Co. ("Ercon"), the Company's subsidiary, in connection with an erosion control system installed on the customer's property. Ercon has denied liability and is vigorously defending against this claim. Ercon and the customer completed presenting their evidence to an American Arbitration Association panel in Houston on October 19, 1995, and a decision is expected approximately 30 days thereafter. The Company does not expect that the ultimate resolution of this matter will have a material adverse affect on the Company's financial position or results of operations.
    The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial positions and results of operations of the Company.

(5) INCOME TAXES
    As a result of the change from the equity to the cost method of accounting for it's investment in Energy Ventures discussed in Note 1 above, the tax treatment for this investment changed, and deferred taxes of $3,374,000 were recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
     At September 30, 1995, the Company had $3.9 million in cash and cash equivalents as compared to $3.0 million at December 31, 1994.
     The Company has fulfilled final conditions for contracts with a shipyard to construct two supply vessels at an anticipated cost of $14.2 million each. These vessels are planned for service in the North Sea with delivery expected in the first quarter of 1996 for one vessel and the first quarter of 1997 for the other. The Company is required to make interim construction payments of $5.0 million in 1995 and $0.8 million in 1996 representing approximately 20% of the vessel cost. Final payment is due upon delivery of each vessel. As of September 30, 1995, $4.7 million of the required interim construction payments had been made. In addition the Company expects to receive a 9.5% subsidy, $1.5 million per vessel, from the Norwegian government within twelve months of delivery. The Company intends to finance the cost of these vessels primarily through additional borrowings. Approximately $11.5 million will be provided under a new bank loan and $11.0 million through a combination of drawing on unused borrowing capacity and increased borrowing capacity under an existing revolving credit facility.
     During the nine month period ended September 30, 1995, expenditures for scheduled drydockings of vessels were $1,040,000 and for vessel upgrades and modifications were $703,000. The latter is primarily attributable to modifications required under a new two year contract for a vessel to work in Brazil. The Company estimates that capital and maintenance expenditures, excluding any expenditures to acquire additional vessels, will be approximately $258,000 for the remainder of 1995, primarily representing vessel upgrades and non-marine expenditures which are not subject to firm commitments, and the Company may modify its plans as appropriate.

     At September 30, 1995, the Company had outstanding long-term debt of $28.9 million borrowed under various facilities. These facilities are secured by first preferred ship mortgages on ten of the Company's vessels and assignments of such vessels' earnings. Interest on the borrowings accrues at between LIBOR plus 1 3/8% and LIBOR plus 1 3/4% per annum. Scheduled debt repayments are expected to be $370,000 for the remainder of 1995. The loan facility agreements place certain restrictions on the ability of the subsidiaries subject to these agreements to pay dividends. Cash held by these subsidiaries was $3.0 million as of September 30, 1995. As of October 1, 1995, the Company could borrow up to $4.8 million under its short-term credit facilities and $1.5 million under its long-term credit facility without providing additional security to its lenders. An additional $4.5 million is available under a revolving credit facility with the provision of further security either through vessel mortgages or securing long-term charters or a combination thereof. This available credit is expected to be used in connection with the building of the two new vessels discussed above.
     Substantially all of the Company's tax provision is for deferred taxes. As of December 31, 1994, the Company had net operating loss carryforwards for tax purposes which are available to offset taxable income generated of $8,444,000 for United States tax purposes and of $16,991,000 for United Kingdom tax purposes in future years. The Company also has foreign tax credits of $512,000 and alternative minimum tax credits of $292,000 available to offset taxable income generated for United States tax purposes.
     The Company believes that current reserves of cash and short-term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance internal operating requirements. The Company continues, however, to actively seek further investment opportunities. Such investments may require the expenditure of significant resources, either in cash, notes, stock or a combination thereof.

RESULTS OF OPERATIONS

     The Company's operating income was $1,467,000 for the quarter ended September 30, 1995 as compared to $965,000 in the same period last year. Revenues for the quarter were $10,547,000 as compared to $8,033,000 for the comparative prior year period.

     Marine results improved over the prior year third quarter. Vessels working in the North Sea had higher dayrates and utilization as vessel demand improved. This improvement was offset in part by higher operating expenses in the North Sea. Earnings in Southeast Asia were slightly lower due to the absence of a vessel sold in late 1994. Results for the quarter were further impacted by earnings under a two-year contract for the Seapower with Petrobras, the state-owned Brazilian oil company, which the vessel began in May, 1995.
     The erosion control segment reported earnings net of reserves for the 1995 third quarter which were higher than the 1994 third quarter. Revenues for this segment were more than double over the 1994 third quarter.
     Net income of $ 677,000 or $0.20 per share was recorded for the third quarter as compared to $612,000 or $0.18 per share for the 1994 third quarter. Although operating income in 1995 was substantially higher, the 1994 third quarter included $357,000 attributable to equity in Energy Ventures' earnings. As previously reported the Company now follows the cost method and therefore no longer records its proportionate share of Energy Ventures' earnings as was done in the past under the equity method.
     The Company's operating income for the nine months ended September 30, 1995 was $2,611,000 versus $3,364,000 for the comparative prior year period. Improvements in the third quarter were offset by lower earnings in the first six months of 1995. This was due to a lack of seasonal earnings in the North Sea as well as several vessels being offhire for drydockings earlier in the year. Anticipating the pickup in market demand later in the year, the Company accelerated otherwise required survey and drydock activity to the first part of the year in order to take full advantage of the improvements expected in the balance of the year. In Southeast Asia, results for the first half of the year were affected by softer markets and the increased offhire days caused by four of the eight vessels in the region being in drydock including two of the region's most productive units. The Company's vessel now working in Brazil was removed from service for the period from January until May as vessel modifications were made in connection with the two-year contract with Petrobas. This also impacted earnings for the first half of 1995.
     Other income and expenses for the nine months ended September 30, 1995, reflects a $201,000 charge to write-off deferred loan costs in connection with the refinancings discussed under "Liquidity and Capital Resources". The 1994 second quarter included an $842,000 gain on the sale of the 1974-built Highland Sentinel.

     The Company had a net loss of $2,256,000 or $0.68 per share for the nine months ended September 30, 1995 versus net income of $1,329,000 or $0.40 per share for the nine months ended September 30, 1994. The September 30, 1995 nine month period included a non-cash charge of $3,374,000 or $1.02 per share for additional deferred taxes associated with the Company's investment in Energy Ventures, the Company's 14% owned affiliate. As discussed in the notes to the financial statements, the Company changed from the cost method of accounting for its investment in Energy Ventures when its ownership interest was reduced from 20% to 17% on June 30, 1995. This change in method in turn changed the tax treatment for this investment and required an additional accrual for taxes.
    Also affecting comparisons between the periods is a $706,000 extraordinary charge or $0.21 per share in 1994 attributable to Energy Ventures, which incurred a penalty of $3.8 million, net of tax, from the prepayment of certain debt.

CURRENCY FLUCTUATIONS AND INFLATION

     A significant portion of the Company's operations are overseas, therefore the Company is potentially exposed to currency fluctuations and exchange risks. Charters for vessels in the Company's North Sea fleet are primarily denominated in British Pounds Sterling ("GBP") as are substantially all the operating costs. North Sea operations are expected to account for approximately $6.6 million of cash flows from operations in 1995. Fluctuations in the GBP/Dollar exchange rate for 1995 thus far have been minimal as was also the case in 1994 with a high of GBP=U.S.$1.64 to a low of GBP=U.S.$1.53 for the period from January 1, 1995 to October 1, 1995 for an average of GBP = $1.58 for the period. The Company hedged the effect on cash flows of these fluctuations in the GBP/Dollar exchange rates through GBP denominated borrowings which account for 90% or $25.9 million of total debt. All of the estimated $1.5 million in debt repayments for 1995 are attributable to GBP denominated debt.
     Reflected in the accompanying balance sheet for September 30, 1995, is a $(3,747,000) cumulative translation adjustment relating to the lower GBP exchange rate as of September 30, 1995 and to the Company's equity share of translation adjustments reported by Energy Ventures, its investee. Changes in the cumulative translation adjustment are non-cash items.
     Where currency risks are high, as in Brazil, the Company has generally accepted only a small percentage of charterhire in the local currency and the remainder is paid in U.S. Dollars. Under the two year vessel charter for service in Brazil, the Company anticipates that expenses in the local currency will approximate the portion of charterhire paid in local currency.

                       PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     A customer requested arbitration for a claim for $700,000 plus treble damages against Ercon Development Co. ("Ercon"), the Company's subsidiary, in connection with an erosion control system installed on the customer's property. Ercon has denied liability and is vigorously defending against this claim. Ercon and the customer completed presenting their evidence to an American Arbitration Association panel in Houston on October 19, 1995, and a decision is expected approximately 30 days thereafter. The Company does not expect that the ultimate resolution of this matter will have a material adverse affect on the Company's financial position or results of operations.
    The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial positions and results of operations of the Company.

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

Date: November 13, 1995