Form 10-K405
period 1995-12-31
GULFMARK INTERNATIONAL INC
filed 1996-03-21
CIK 44524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
    /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

    / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 0-457

                         GULF MARK INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                     74-1203713
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation or organization)

 5 POST OAK PARK, SUITE 1170, HOUSTON, TEXAS                      77027
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (713) 963-9522

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.00 PAR VALUE
                                (Title of class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the price at which the stock was sold as of March 6, 1996:
$56,146,000.

     Number of shares of common stock outstanding as of March 6, 1996:
3,336,352.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III Items 10, 11, 12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                                               PART I
Item 1.     Business.....................................................................    3
            General Business.............................................................    3
            Offshore Marine Services.....................................................    4
            Erosion Control..............................................................    8
            Energy Ventures, Inc.........................................................    9
            Employees....................................................................   10
Item 2.     Properties...................................................................   10
Item 3.     Legal Proceedings............................................................   10
Item 4.     Submission of Matters to a Vote of Security Holders..........................   11

                                               PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters....   11
Item 6.     Selected Consolidated Financial Data.........................................   12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations...................................................................   12
Item 8.     Consolidated Financial Statements and Supplementary Data.....................   17
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure...................................................................   41

                                              PART III
Item 10.    Directors and Executive Officers of the Registrant...........................   40
Item 11.    Executive Compensation.......................................................   40
Item 12.    Security Ownership of Certain Beneficial Owners and Management...............   40
Item 13.    Certain Relationships and Related Transactions...............................   40

                                               PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   40

                                     PART I

ITEM 1. BUSINESS

                                GENERAL BUSINESS

     GulfMark International, Inc. (together with its subsidiaries, the "Company") operates in two principal industry segments: offshore marine services and erosion control services. In addition, the Company has a 14% ownership interest in Energy Ventures, Inc. (NYSE:EVI), an international oilfield equipment and service company. Originally, the Company was a consulting engineering firm specializing in onshore oil and gas pipelines which expanded its operations during the 1970's and 1980's into other engineering and technology fields. As a result of a five year restructuring which was completed in 1990, all of these operations were disposed of with the exception of erosion control services.

     The Company then entered the business of providing offshore marine services in the international markets in 1990 through an acquisition of offshore support vessels operating primarily in the North Sea and Southeast Asia. These offshore support vessels provide transportation of materials, supplies and personnel to and from offshore drilling platforms and rigs, production platforms and other installations. Some of the vessels also perform anchor handling and towing services. In addition to the vessels, the Company acquired various support facilities, spare parts inventory and customer and vessel management contracts. This acquisition marked the Company's expansion into the oilfield service and equipment industry and signaled the completion of the Company's transition from what was historically an engineering services oriented company. The Company then set about the task of expanding and upgrading its marine operations with the addition of seven vessels, two of which were newly constructed. These acquisitions were funded with a combination of internal funds and bank debt. In addition, the Company has three vessels in its fleet under bareboat charters and has six vessels under management contracts.

     The Company was organized as a Delaware corporation in 1953. Its principal executive offices are located at 5 Post Oak Park, Suite 1170, Houston, Texas, 77027, and its telephone number is (713) 963-9522.

RECENT DEVELOPMENTS

     The Company has contracted with a shipyard in Norway for the construction of two UT 755 design vessels for employment in the North Sea. Delivery of the first vessel, to be named the Highland Piper, is expected in mid-March 1996. The second vessel is expected to be delivered in early 1997.

     In December 1995 the Company purchased the Atlantic Warrior, a 1981 built pipe carrier/platform supply vessel. This vessel had been bareboat chartered by the Company since July 1993 when BP Shipping's offshore supply vessel fleet was acquired.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information about revenues, operating income and identifiable assets for each segment and geographic area is contained in Note 10 to the Consolidated Financial Statements. Financial information about Energy Ventures, Inc. is contained in Note 3 to the Consolidated Financial Statements.

                            OFFSHORE MARINE SERVICES

GENERAL

     The Company through its Gulf Offshore Marine Division operates twenty-three offshore support vessels, principally in two major offshore exploration and production areas of the world: the North Sea and Southeast Asia. The Company does not currently operate any vessels in offshore U.S. waters, which includes the Gulf of Mexico, although it does maintain a warehousing and servicing center with adjacent docking facilities in Morgan City, Louisiana. Offshore support vessels are contracted by major oil companies and large independent oil and gas operators to transport personnel, supplies and material, as well as to move and position drilling structures in support of the exploration and production of oil and gas in offshore waters.

     Offshore support vessels generally fall into seven functional categories:
(1) supply vessels, (2) anchor handling, towing and supply vessels, (3) construction support vessels, (4) standby rescue vessels, (5) crewboats, (6) specialty vessels and (7) utility vessels. It is not unusual for a vessel to function in more than one of these categories.

     - Supply vessels (150' to 200') are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. Large platform supply vessels (200' to 275'), because of their large, clear after deck and below deck capacities, are well suited for large concentrated offshore production centers.

     - Anchor handling, towing and supply vessels (150' to 250') are used to set anchors for the rigs and to tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used as supply vessels when they are not performing anchor handling and towing services.

     - Construction support vessels can be vessels used in the actual construction effort such as pipe laying barges or they can be specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support construction and installation of offshore platforms and pipelines.

     - Standby rescue vessels perform a safety patrol function for an area and are equipped to provide emergency rescue and first aid in the event of accidents.

     - Crewboats are smaller vessels (75' to 120') used to transport personnel and a limited amount of supplies to platforms and rigs.

     - Specialty vessels perform diving and seismic support, as well as other functions such as well stimulation, oil recovery and oil pollution control.

     - Utility vessels (90' to 150') provide limited crew transportation, some transportation of oilfield support equipment and in some locations standby functions.

     The Company's vessels are capable of transporting supplies and personnel to offshore drilling platforms and rigs, production platforms and other installations. Thirteen of the owned vessels are used primarily for carriage of cargo. In addition six of these vessels are capable of supporting offshore construction in the North Sea as well as large capacity platform supply duties and four others are capable of performing anchor handling and towing services for moving rigs and platforms between locations. One vessel, the Searunner, is smaller in length and is used primarily to transport crews to and from offshore facilities.

VESSELS

     Gulf Offshore Marine operates twenty-three vessels, fourteen of which are owned, three bareboat chartered and six managed. The following table summarizes information on each vessel as of March 1, 1996:

                                                                                           YEAR      LENGTH
                NAME                     LOCATION                CLASSIFICATION            BUILT    (IN FEET)    BHP(3)    DWT(4)
------------------------------------  ---------------   --------------------------------   -----    ---------    ------    ------
OWNED:
  New build -- To be named(6).......  North Sea         Pipe carrier/platform supply       1997 (6)    221       5,450     2,800
  Highland Piper(5).................  North Sea         Pipe carrier/platform supply       1996 (5)    221       5,450     2,800
  Highland Pride(1).................  North Sea         Pipe carrier/platform supply       1992        265       6,600     4,000
  Highland Star(1)..................  North Sea         Pipe carrier/platform supply       1991        265       6,600     4,000
  Highland Fortress(1)..............  North Sea         Pipe carrier/platform supply       1982        255       6,120     3,200
  Atlantic Warrior(1)...............  North Sea         Pipe carrier/platform supply       1981        265       5,300     3,890
  Highland Champion(1)..............  North Sea         Pipe carrier/platform supply       1979        265       4,800     3,320
  Highland Legend(1)................  North Sea         Supply                             1986        194       3,590     1,442
  Highland Sprite(1)................  North Sea         Supply                             1986        194       3,590     1,442
  Sem Courageous(1).................  Southeast Asia    Anchor handling, towing, supply    1981        191       4,000     1,220
  Sem Valiant(1)....................  Southeast Asia    Anchor handling, towing, supply    1981        191       4,000     1,220
  Seawhip(1)........................  Southeast Asia    Anchor handling, towing, supply    1983        192       3,900     1,200
  Seawitch(1).......................  Southeast Asia    Anchor handling, towing, supply    1983        192       3,900     1,200
  Searunner.........................  Southeast Asia    Crewboat                           1982        120       2,720       126
  Seapower(1).......................  Brazil            Bulk, supply                       1974        222       7,040     1,205
BAREBOAT CHARTERED:
  Atlantic Guardian.................  North Sea         Standby                            1980        189       2,600       950
  SeaMark South Carolina(2).........  Southeast Asia    Anchor handling, towing, supply    1983        180       3,000     1,200
  SeaMark Mississippi(2)............  Southeast Asia    Supply                             1982        180       2,250     1,200
MANAGED:
  Sea Truck.........................  North Sea         Pipe carrier/platform supply       1979        266       4,600     2,477
  North Prince......................  North Sea         Supply                             1978        259       6,000     2,717
  Clwyd Supporter...................  North Sea         Towing, standby, oil recovery      1984        266       10,700    1,400
  Whalley Supporter.................  North Sea         Towing, standby, oil recovery      1984        266       8,700     1,400
  Sefton Supporter..................  North Sea         Standby, oil pollution control     1971        250       1,620     1,233
  Portosalvo........................  North Sea         Anchor handling, towing, supply    1982        227       12,750    2,085

---------------

(1) These vessels are mortgaged under certain debt agreements.

(2) The SeaMark South Carolina and SeaMark Mississippi are bareboat chartered to SeaMark Ltd., a 51% owned joint venture.

(3) Break horsepower.

(4) Dead weight tons.

(5) This vessel is expected to be delivered in mid-March 1996, and will be mortgaged under certain debt agreements.

(6) This UT-755 design vessel is expected to be delivered in early 1997, and will be mortgaged under certain debt agreements.

OPERATIONS

     Activity in the offshore marine services industry is directly related to the activity level in international offshore oil and gas exploration, development and production which in turn is impacted by changes in oil and gas prices. Declines in oil and gas prices in the early 1980's and concerns relating to the stability of prices that followed resulted in a significant reduction in exploration and development activity worldwide. This decline in activity coupled with the overbuilding of new vessels in the early 1980's resulted in an oversupply of offshore support vessels. While there is some interchangeability between geographic markets and vessels, there are barriers such as mobilization costs and vessel suitability that restrict migration of excess capacity. This is most notably the case in the North Sea where vessel design requirements dictated by the harsh operating environment restrict migration of vessels into that market and, to a lesser degree, high operating costs restrict migration out of the market. As a result, major segments of the world market were impacted differently by these forces because of each area's unique blend of political, operating and economic factors.

  North Sea

     The operating environment in the North Sea area is such that exploration and development projects tend to be fewer in number but larger in scope and therefore require longer planning horizons. Consequently, demand for support vessels in this market is generally easier to forecast and less susceptible to abrupt swings. This market requires vessels that are generally larger and more sophisticated technically. Such equipment constraints require larger capital commitments that restrict the number of participants to entities that are larger and better capitalized.

     Vessel demand began to decline late in 1991 and continued to remain low as oil companies reduced exploration activity in reaction to lower world oil prices and changes in certain United Kingdom tax incentives. Anticipated improvements in demand in 1994 were delayed when oil prices declined to their lowest level since the end of the Iraqi war. The decline in prices related to a number of factors, including a continued sluggish world economy, an inability of the Organization of Petroleum Exporting Companies ("OPEC") to reach an agreement on production levels and prices and uncertainty surrounding the resumption of Iraqi oil exports. Oil prices recovered somewhat during 1995; however, the recovery is somewhat tenuous because of continued uncertainty about exports of Iraqi oil. Exploration activity has strengthened with particular emphasis in the West of Shetlands. A number of long-term drilling contracts were signed during 1995 and should result in continued market improvement during 1996, and if such market improvement is sustained, sharply improved activity in 1997. Construction seasons since 1992 have been unusually short and this further contributed to the soft market since 1991. Current contract activity indicates only a slight improvement in 1996, but establishes a strong market in 1997 and consistent demand through 1999 and potentially 2000.

     Countering the effect of expected improvements in demand from increased exploration and construction activity is the increase in new vessel buildings. New vessel construction has been limited in recent years. 1995 saw the first significant new vessel construction activity since the orders placed in 1990 and 1991. Orders for one new anchorhandler and upwards of a dozen platform supply vessels were placed. Financial institutions appear to have sufficient capacity and interest in supporting new construction projects. A large number of the vessels are being built against or have been awarded long-term contracts, and the market appears capable of absorbing the number of vessels currently on order.

     The Company's North Sea fleet includes eight owned vessels, one bareboat chartered vessel and six managed vessels. These vessels are supported by onshore bases in Aberdeen and Liverpool. The North Sea fleet accounts for 83% of the Company's vessel assets measured by net book value.

  Southeast Asia

     The Company's Southeast Asia activity principally consists of offshore work in Indonesia, Malaysia and Thailand, but vessels have also worked in China, India, Vietnam, Cambodia and the Philippines. Historically, the type of vessels required to service this market were similar in design to those operating in the Gulf of Mexico. In this regard, past practice has been for U.S. operators to retire vessels out of the Gulf of Mexico to work out their remaining useful lives in this market. Recently, there has been pressure (most notably from Malaysia) to upgrade offshore support vessel capabilities by establishing limits on the age of vessels working in their waters and by encouraging construction of new vessels designed particularly to operate in this market.

     The Southeast Asia market differs country by country, but generally the competitive environment is characterized by a large number of small companies in contrast to many of the other major offshore exploration and production areas of the world where a few large operators dominate the market. Affiliations and joint ventures with local companies are necessary to maintain a viable marketing presence. Therefore, the Company has a 49% ownership in a joint venture in Malaysia. Vessels in this market are smaller than in other areas. Yet, the varying weather conditions, annual monsoons and long distances between supply centers have allowed for a variety of vessel designs, each suited for a particular set of operating parameters to compete in this market. For certain situations, contracts in this market require very specialized vessels, and building specific vessels to contract is more common than in other markets. As a result, the competitive pressures from having a large number of smaller operators are lessened because vessels are not as easily interchangeable between different locations.

     Indonesia is the only major member of OPEC in the region. Exploration activity in Indonesia has historically focused on oil exploration. Vessel demand in this country softened in 1992 as exploration activities were reduced while some of the major oil companies renegotiated their production royalty and tax structures. This reversed somewhat in 1993 and 1994 as some agreements were reached. However, the oil companies have attempted to seek further modifications to their production royalty and tax structures and have reduced exploration budgets resulting in lower than expected activity in 1995, and only marginal growth is expected for 1996.

     The rapid economic growth for many countries in the Pacific Rim has resulted in increased demand for energy and a related increase in oil and gas exploration. Decisions by local governments to implement policies that will reduce dependence on energy supplies from the Middle East have stimulated additional interest in exploration in the region to avoid dependence on the traditional OPEC sources. Virtually every country in the region has known or potential prospects. However, exploration activity suffered during 1993 and 1994 when oil prices dipped and has been slow to recover. Budgets appear to be higher for 1996, but there has been a reduction in available drilling rigs as demand has accelerated faster in other areas of the world.

     The Company operates five Company-owned vessels and two bareboat chartered vessels in the Southeast Asia market from its Singapore support center. The seven vessels working in this market are Gulf of Mexico designs; however, several have undergone modifications to fulfill customer requirements. Four of the Company's vessels operating in this region, the Sem Courageous, Sem Valiant, Seawitch and Seawhip, have approximately 4,000 BHP and have additional equipment (firefighting on two vessels, anchor handling and towing on all four vessels) giving them a competitive advantage over the standard Gulf of Mexico design vessel that has 2,000 BHP.

  Brazil

     In May 1995, the Seapower returned to Brazil to begin working under a two year contract with Petrobras. Brazil has traditionally been a high risk area due to its highly inflationary economy, changing political environment and harsh working environment. The country's offshore industry requires a large number of highly sophisticated vessels, and it is a large user of North Sea class vessels.

  Other Considerations

     Historically, the expenditures necessary to maintain a vessel to satisfy international certification standards for vessels approaching twenty years of age have made it generally prohibitively expensive to continue to operate those vessels beyond that age. However, survey results on post-1985 built vessels now suggest that improvements in coating systems and materials may lead to longer expected useful lives for these vessels. Depressed conditions in the offshore marine services industry have limited the construction of new vessels, and as a result the normal replacement of older vessels has been substantially curtailed since 1983. The average age of the Company's fleet is approximately 9 years. This fact, coupled with the low level of new vessel construction, gives the Company an advantageous marketing position with respect to certain of its competitors. The Company currently expends approximately $1.5 million per year to maintain its vessels in good operating condition.

     Industry conditions, the availability of capital and other factors will play a part in determining whether the Company will be able to maintain its fleet through extending the economic life of existing vessels or acquiring new or used vessels. If the Company is unable to replace its vessels at the end of their economic useful lives, it could have an adverse effect on the Company's profitability.

CUSTOMERS, CHARTER TERMS AND COMPETITION

     Gulf Offshore Marine's principal customers are major and independent oil and gas exploration and production companies working in international markets, as well as foreign government owned or controlled organizations. During 1995, one customer accounted for 10% or more of total consolidated revenues: Aberdeen Services Company (North Sea) Ltd. at 11%. The loss of a major customer could have an adverse effect on the Company's financial condition and results of operations until a new contract is obtained. As of March 1, 1996, eight of the Company's owned and bareboat chartered vessels are on term charters with initial charter periods of one year or longer. Three are on charters of less than one year but over 30 days and four of the vessels are on spot contracts (less than 30 days). One vessel is currently available for charter. The Highland Piper, to be delivered in mid-March, has been committed to work under a six month charter.

     Offshore supply vessel companies compete principally on the basis of suitability of equipment, price and service. Also in certain foreign countries, preferences are given to vessels owned by national companies. The Company has mitigated some of the impact of such preferences through affiliations and joint ventures with local companies.

     The Company competes with approximately 20 similar companies in the North Sea market and numerous small and large competitors in the Southeast Asia market. Many of the Company's competitors have greater financial resources than the Company.

GOVERNMENT REGULATION

     All of Gulf Offshore Marine's vessels are subject to various international conventions including certain safety and construction standards. In addition, the countries under which the vessels are flagged require certain periodic inspections and drydock examinations. Generally surveys and inspections are performed by internationally recognized classification societies. Most of the Company's owned vessels are flagged either in Panama, the United Kingdom or Malaysia. Among the more significant of the conventions applicable to the Company are: (i) the International Convention for the Prevention of Pollution of the Sea, 1973, 1979 Protocol, (ii) the International Convention on the Safety of Life at Sea, 1974, 1978 and 1981/1983 Protocol, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978. The Company believes that its vessels are in compliance with the material regulations applicable to them and have all licenses necessary to conduct their business.

OPERATIONAL RISKS AND INSURANCE

     The operation of marine service vessels is subject to various risks, such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and errors in navigation, all of which represent a threat to the safety of personnel and the Company's vessels, cargo, vessels under tow and other property, as well as the environment. All of the segment's operations are in foreign waters and as such are subject to the usual risks inherent in doing business in foreign countries. Such risks include political changes, possible vessel seizure, company nationalization or other governmental actions, currency restrictions and revaluations and import/export restrictions, all of which are beyond the control of the Company. Any of these events could result in revenue and casualty loss, increased costs and significant liability to third parties.

     The Company maintains various types of insurance that it considers to be adequate including hull and machinery insurance for its fleet, protection and indemnity insurance against liabilities to employees and third parties for injury, damage or pollution and other customary insurance. There can be no assurance, however, that such insurance coverage would be adequate to cover losses that the Company may incur or that adequate insurance rates that the Company considers commercially reasonable will continue to be available.

SEASONALITY OF BUSINESS

     The operation of the Company's vessels is subject to seasonal factors. Operations in the North Sea are generally at their highest level during the months from April to August and at their lowest levels during the winter months. Vessels operating in Southeast Asia are generally at their highest utilization rates during the months of May to August and at their lowest utilization rates during the monsoon season at the end of the year. In addition, operations may be affected by unusually long or short construction seasons due to, among other things, abnormal weather conditions.

                                EROSION CONTROL

     The Company's Erosion Control segment ("Ercon") offers a variety of turnkey erosion control services and installations including: problem analysis, field surveys, engineering design, permit acquisition, material procurement and installation. Site specific systems are designed to protect property such as pipelines, railroads, buildings, highways, marinas, beaches and fiber optic cable systems. Each project is reviewed to determine the most cost-effective and technically acceptable technique for the particular job based on engineering analysis, research and prior experience. Projects typically take three weeks to three months to complete and are secured generally through fixed price bids.

     A significant portion of the segment's work is related to protection of waterway crossings for pipeline transmission firms, railroads, utilities, state highway departments and major oil companies. When soil erosion causes pipeline exposure on a creek crossing or riverbed, relocating or lowering the pipeline can be very costly, and may provide only a temporary solution to a potentially dangerous problem. The segment's proprietary erosion control techniques offer long-term protection at substantial cost-savings by eliminating pipe relocation. Additionally, there is no downtime or production loss as the segment's systems allow the line to remain in operation throughout the installation process. A similar cost-benefit relationship applies to highway and railroad bridges.

     Ercon continues to develop new products and techniques to address site-specific problems for erosion control. Several patents have been granted covering methods and systems including a "variable permeability" palisade system to control water velocity adjacent to eroding river banks. Application has been made for a patent covering innovations in the Eco-Flex pumped grout mat system to allow its application where conventional bank armoring systems are losing acceptability in today's environmentally conscious society. Modification of the Palisade(TM) system to address certain bridge pier scour problems is being actively pursued, and an installation of a prototype system is expected for 1996. It is anticipated that a favorable conclusion of these efforts to develop new products will provide additional marketing opportunities.

     Ercon's business is moderately seasonal since many of its products and systems are installed under field conditions, and projects can be impacted by inclement weather.

                             ENERGY VENTURES, INC.

     The Company has a 14% interest in Energy Ventures, Inc. ("Energy Ventures"), a publicly-traded (NYSE trading symbol "EVI") international oilfield equipment manufacturer and service company that the Company now accounts for on the cost method (see Note 3 to the Consolidated Financial Statements). Energy Ventures has experienced substantial growth since 1986 as a result of acquisitions and internal development. Acquisitions have focused on under-utilized assets and proprietary technology used in the tubular, artificial lift and completion systems and rig contracting businesses. Internal growth has focused on investment in product development and expansion of geographic markets through expanded distribution systems.

     Energy Ventures' operations are conducted through two business segments: oilfield equipment and contract drilling. The oilfield equipment manufactured by Energy Ventures comprises high performance tubulars and a complete line of artificial lift and completion tool equipment. Energy Ventures' contract drilling rig fleet consists primarily of barge rigs used by major and large independent oil and gas companies for exploration and development of natural gas in the U.S. Gulf Coast area. Energy Ventures' tubular products and contract drilling rigs provide products and services used primarily for natural gas exploration and production. The artificial lift and completion tool equipment product lines are tied to the maturation of oil producing formations.

     Tubular products are provided through Energy Ventures' Grant Prideco tubular products division. This division's products consist of proprietary drill pipe and premium tubulars. Grant Prideco also designs, manufactures and markets proprietary premium threaded connections for tubing and casing used in oil and gas wells. Grant Prideco's products, particularly its premium tubulars, are used primarily in connection with natural gas exploration and production. Energy Ventures believes that Grant Prideco is the largest manufacturer and supplier of drill pipe in the world and is one of the largest manufacturers of premium tubulars in North America.

     Artificial lift and completion tool equipment is provided through Energy Ventures' newly formed EVI Oil Tools division through the consolidation of the Highland and Production Oil Tool businesses. EVI Oil Tools manufactures and services artificial lift and completion tool equipment and parts used for the production of crude oil. EVI Oil Tools provides a wide variety of proprietary and patented products, including the RotaFlex(R) pumping unit, the Corod(TM) continuous sucker rod, progressive cavity pumps, the Fluid Packed(TM) Pumps and El(TM) sucker rods, Production Oil Tools packers, Engemaq completion tools and Vitex flow control equipment. Energy Ventures believes that EVI Oil Tools is one of the two largest manufacturers and distributors of sucker rod lift equipment in the world. Energy

Ventures further believes that in this class of lift, EVI Oil Tools provides the only integrated product line from the above ground equipment to the tools submersed in the producing reservoir.

     Contract drilling services are provided through Energy Ventures' Mallard drilling division. Mallard has 35 barge rigs operating in the U.S. Gulf Coast area or available for operation in that market. Mallard's domestic barge fleet is complemented by six offshore platform workover and drilling units. Internationally, Mallard is currently operating under contract one barge rig in Nigeria and two platform rigs in Peru. Mallard also owns four land rigs that are currently chartered to Argentina. Mallard owns a 49% interest in a joint venture that owns two land rigs in Peru.

     The principal customers of Energy Ventures are both domestic and international oil and gas companies and the companies that service them. Energy Ventures' business is highly competitive. Revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions and governmental regulations. Energy Ventures competes with a large number of companies, some of which have greater resources and more extensive and diversified operations.

                                   EMPLOYEES

     At March 1, 1996, the Company had 348 employees located in the United States, the United Kingdom and Southeast Asia. The Company through its contract with a crewing agency participates in collective bargaining arrangements with approximately 181 employees working on its North Sea vessels under agreements covering one to two year periods. The Company has no other collective bargaining agreements. Relations with the employees are considered satisfactory.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located in Houston, Texas. Gulf Offshore Marine has its principal domestic offices in Lafayette, Louisiana and docking and warehouse facilities in Morgan City, Louisiana. For local support of its marine operations, Gulf Offshore Marine also has offices and warehouse facilities in the United Kingdom and Singapore. Ercon maintains an office and warehouse in Houston, Texas. Each of these facilities is under lease. The Company's operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

ITEM 3. LEGAL PROCEEDINGS

     On May 4, 1992, a lawsuit styled Vila v. Southern Pacific Railroad, et al, was filed in the 253rd Judicial District Court of Liberty County, Texas naming as defendants Southern Pacific Railroad, the Company and others. The Plaintiffs claim $13.34 million in actual damages and an unspecified amount in punitive damages resulting from flooding and erosion allegedly caused by Southern Pacific Railroad and/or the Company. The lawsuit is expected to go to trial or be resolved some time during 1996. Management of the Company believes the claims against the Company to be without merit and intends to vigorously contest them. Based on a review of the merits of the case, defenses available to the Company and the expectation of insurance coverage, management does not expect this lawsuit to have a material adverse effect on the Company.

     On November 14, 1995, an arbitration panel in Houston awarded a customer of Ercon Development Co., the Company's subsidiary, $468,000 in connection with an erosion control system installed on the customer's property. The amount of the award is reflected in the accompanying statements of income. The Company made a claim to its insurance carrier for the amount of the award and associated legal fees; however, the insurance company has denied coverage. Coverage of the claim and related costs of defense are the subject of ongoing litigation between the Company and its insurance carrier.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial positions and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $1.00 par value (the "Common Stock"), is traded in the over-the-counter market on the NASDAQ system under the symbol "GMRK." The following table shows the range of high and low closing bid prices for the Company's Common Stock for the periods indicated, as reported by the NASDAQ Stock Market. Such bid prices reflect interdealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

                                                           1995               1994
                                                       ------------       ------------
                                                       HIGH     LOW       HIGH     LOW
                                                       ----     ---       ----     ---
        First quarter................................  17       14 3/4    14 1/4   12
        Second quarter...............................  19 1/4   15 1/2    12 1/2   11 1/2
        Third quarter................................  24       18        16 1/4   12 1/4
        Fourth quarter...............................  27       21        17 1/2   15 1/4

     On March 1, 1996, there were approximately 1,612 record holders of the Common Stock. The Company has not declared or paid any dividends during the past five years. The Company currently intends to use cash generated from operations for further development of its business. Any resumption of dividends will depend upon future operating conditions, dividend policies of subsidiaries and investees, financial requirements, general business conditions and other factors. Currently three of the Company's subsidiaries, Gulf Offshore N.S. Ltd. (United Kingdom), Gulf Offshore Far East, Inc. (Panama) and Gulf Offshore Marine International, Inc. (Panama), are restricted under their debt agreements from paying dividends without the lender's approval. These subsidiaries own eight vessels operating in the North Sea, four vessels operating in Southeast Asia and one vessel operating in Brazil, respectively. With respect to investees, Energy Ventures does not currently pay dividends and has restrictions on its ability to pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                          1995         1994         1993        1992        1991
                                        --------      -------      -------     -------     -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................  $ 36,077      $34,448      $27,887     $22,955     $17,221
                                        ========      =======      =======     =======     =======
Income before income taxes excluding
  equity in earnings of Energy
  Ventures, Inc. .....................  $  1,017      $ 2,876      $ 1,997     $ 2,445     $ 2,155
Equity in earnings of Energy
  Ventures, Inc. .....................       761 (3)    1,012        1,333         155       1,451
Income tax provision..................    (3,680)(3)   (1,108)        (686)       (732)       (745)
                                        --------      -------      -------     -------     -------
Income (loss) before extraordinary
  item................................    (1,902)       2,780        2,644       1,868       2,861
Extraordinary item attributable to
  Energy Ventures, Inc.(1)............        --         (706)(1)       --          --          --
                                        --------      -------      -------     -------     -------
Net income (loss).....................  $ (1,902)     $ 2,074      $ 2,644     $ 1,868     $ 2,861
                                        ========      =======      =======     =======     =======
Earnings per share:
  Income (loss) before extraordinary
     item.............................  $  (0.57)     $  0.83      $  0.80     $  0.56     $  0.86
  Extraordinary item(1)...............        --        (0.21)(1)       --          --          --
                                        --------      -------      -------     -------     -------
  Net income (loss)...................  $  (0.57)     $  0.62      $  0.80     $  0.56     $  0.86
                                        ========      =======      =======     =======     =======
Assets excluding investment in Energy
  Ventures, Inc.......................  $ 76,614      $67,088      $68,962     $57,320     $56,860
Investment in Energy Ventures,
  Inc. ...............................    34,321       21,588       21,797      20,663      20,752
                                        --------      -------      -------     -------     -------
Total assets..........................  $110,935      $88,676      $90,759     $77,983     $77,612
                                        ========      =======      =======     =======     =======
Long-term debt, excluding current
  portion.............................  $ 33,600      $26,727      $30,169     $18,730     $16,752
Total stockholders' equity(2).........    58,958       53,025       50,388      48,306      50,187

---------------

(1) The extraordinary charge of $706,000 or $0.21 per share for the year ended December 31, 1994 is attributable to Energy Ventures' prepayment of certain debt.

(2) The Company has not declared any cash dividends during the past five years. Stockholders' equity includes a cumulative translation adjustment of $(4,146,000), $(3,773,000), $(4,326,000) and $(3,699,000) in 1995, 1994,
    1993, and 1992, respectively, and an unrealized gain on investment of $8,030,000 in 1995.

(3) As a result of the Company's interest in Energy Ventures, Inc. being reduced below 20% on June 30, 1995, the Company now follows the cost method for this investment. Accordingly, the Company no longer reflects its equity in Energy Ventures earnings. The Company also included $3,374,000 of additional deferred taxes in 1995 associated with its investment in Energy Ventures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had $5.2 million in cash and cash equivalents as compared to $3.0 million at December 31, 1994. Investing and financing activities used $5.7 million in cash and cash equivalents in 1995, while $7.9 million of cash and cash equivalents was generated by operations. This compared to $8.2 million used for investing and financing activities and $5.7 million generated by operations in 1994.

     The Company has contracted with a shipyard in Norway for the construction of two UT 755 design vessels for deployment in the North Sea. Delivery of the first vessel, to be named the Highland Piper, is expected in mid-March 1996. The second vessel is expected to be delivered in early 1997. The Company made interim construction payments during 1995 and expects to make payments, net of government subsidies, of $11,539,000 and $10,709,000 in 1996 and 1997, respectively. Funding of $11,238,000 in 1996 and $7,845,000 in 1997 will be provided by additional borrowings under existing credit facilities. On December 21, 1995, the Company acquired the Atlantic

Warrior, a 1981 built pipe carrier/platform supply vessel. The combination of interim construction payments for the two new vessel buildings and the payment to purchase the Atlantic Warrior resulted in capital expenditures of $13,301,000 in 1995. Funding for these expenditures were provided through borrowings under a GBP4,890,000 (approximately $7,594,000) facility agreement with a bank and cash from operations.

     The Company estimates that capital and maintenance expenditures, excluding any expenditures to build or acquire additional vessels, will be approximately $1.7 million for 1996, of which $1.3 million relates to drydockings. This compares to actual expenditures of $2.1 million for 1995, of which $1.1 million relates to drydockings. These expenditures vary from year to year due to the scheduling of drydockings, which are generally required twice for every five year period based on the requirements of classification societies. The remaining proposed 1996 capital expenditures of $0.4 million relate to vessel upgrades and non-marine expenditures that are not subject to firm commitments, and the Company may modify its plans as appropriate.

     At December 31, 1995, the Company had outstanding long-term debt of $36,644,000 borrowed under various facilities. These facilities are secured by preferred ship mortgages on twelve of the Company's vessels and assignments of such vessels' earnings. Interest on the borrowings accrues at rates between LIBOR plus 1 1/4% and LIBOR plus 1 5/8% per annum. Scheduled debt repayments are expected to total $3,044,000 million for 1996. The loan facility agreements place certain restrictions on the ability of the subsidiaries subject to these agreements to pay dividends. Cash held by these subsidiaries was $3,517,000 as of December 31, 1995. As of March 1, 1996, the Company could borrow up to $4,185,000 under its short-term credit facility and $500,000 under its long-term credit facility without providing additional security to its lenders. An additional $9,283,000 is available under a revolving credit facility with the provision of further security either through vessel mortgages, securing long-term charters or a combination thereof.

     Substantially all of the Company's tax provision is for deferred taxes. The Company has net operating loss carryforwards for tax purposes that are available to offset taxable income generated of $8,021,000 for United States tax purposes and of $19,498,000 for United Kingdom tax purposes in future years. The net operating loss available in the United Kingdom is primarily the result of accelerated depreciation allowances under United Kingdom tax law. The Company also has foreign tax credits of $387,000 and alternative minimum tax credits of $284,000 available to offset taxable income generated for United States tax purposes.

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

                             RESULTS OF OPERATIONS

GENERAL

     The demand and pricing for the Company's services is substantially dependent on worldwide levels of exploration and production of oil and gas. Exploration and development activity is in turn largely dependent upon prevailing oil and natural gas prices. Prices for oil and natural gas have historically been extremely volatile and have reacted to actual and perceived changes in demand and supply of oil and natural gas, domestic and worldwide economic conditions and political instabilities in the oil producing countries.

     During 1994, world oil prices declined to their lowest level since the end of the Iraqi war. The decline in prices related to a number of factors, including a continued sluggish world economy, an inability of OPEC to reach an agreement on production levels and prices and uncertainty surrounding the resumption of Iraqi oil exports. This decline in oil prices affected the demand for the Company's offshore marine services. Oil prices recovered somewhat and stabilized in 1995 and natural gas prices in the United States improved during the course of 1995. However, gas prices in the United Kingdom dropped significantly and led to reduced activity in the Southern sector of the North Sea. Results for 1996 will continue to be affected by price levels for oil and natural gas and other influences on exploration and development, in particular in the North Sea and Southeast Asia.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO 1994

     Revenues increased from $34,448,000 in 1994 to $36,077,000 in 1995 while operating income declined from $4,225,000 in 1994 to $3,450,000 as earnings in the Southeast Asia region decreased between 1994 and 1995. Revenues and average number of owned/bareboat chartered vessels by region and segment compared as follows (in thousands):

                                          EROSION        OFFSHORE MARINE SERVICES
                                          CONTROL     -------------------------------
                                          -------                             BRAZIL
                                          UNITED                    FAR         AND
                                          STATES      EUROPE       EAST        OTHER        TOTAL
                                          -------     -------     -------     -------     ----------
    1995:
      Revenues..........................  $ 8,844     $20,176     $ 6,142      $ 915       $ 36,077
      Average number of owned/bareboat
         chartered vessels..............      N/A           8           7          1             16
    1994:
      Revenues..........................  $ 6,756     $18,685     $ 8,178      $ 829       $ 34,448
      Average number of owned/bareboat
         chartered vessels..............      N/A           8           9          1             18

     Revenues and operating income for the North Sea region improved somewhat due to a combination of improved dayrates and utilization rates. The decline in revenues and earnings for Southeast Asia is due primarily to lower utilization rates as well as the lack of earnings from the Seawind which was sold in late 1994.

     Erosion Control segment revenues increased by $2,088,000 in 1995 due to an increase in the number of jobs that in turn resulted in higher operating income for the segment of $759,000 in 1995 compared to $567,000 in 1994.

     Selling, general and administrative costs increased by $174,000 in 1995 reflecting an award attributable to a customer claim. Interest expense increased from $2,408,000 in 1994 to $2,801,000 in 1995 as the result of higher overall interest rates and the writeoff of certain loan costs on debt which was refinanced through a new facility with a different bank. Other income in 1994 included a gain of $842,000 from the sale of the Highland Sentinel.

     In addition to variable expenses associated with the operation of the Company's fleet, the Company also incurs fixed charges to depreciate its vessels and amortize certain other assets, including deferred drydocking costs. Depreciation and amortization for 1995 was $5,571,000, representing an increase of $425,000 from 1994. This increase was due to increased drydocking amortization expense.

     Several non-recurring, non-cash charges related to the Company's investment in Energy Ventures contributed to the lack of comparability between 1995 and 1994 net income. The loss of $(1,902,000), or $(0.57) per share, for 1995 includes $3,374,000, or $1.02 per share, for additional deferred taxes related to the Energy Ventures investment. Secondly, equity in earnings of Energy Ventures of $761,000 is attributable to earnings prior to June 30, 1995 since subsequent to such date the Company followed the cost method of accounting for this investment. This amount compares to $1,012,000 in 1994 which is attributable to a full year under the equity method. Lastly, net income of $2,074,000 or $0.62 per share for 1994 includes an extraordinary charge of $706,000, net of tax, attributable to Energy Ventures' prepayment of certain debt.

     The effective tax rate of the Company was 207% in 1995 as compared to 29% in 1994. The increase in the effective tax rate is due primarily to additional deferred taxes associated with the Company's investment in Energy Ventures discussed above.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO 1993

     Income before extraordinary item was $2,780,000, or $0.83 per share, for 1994 as compared to $2,644,000, or $0.80 per share, for the prior year. Higher earnings in the North Sea region were offset by decreased earnings in the Southeast Asia region and by decreased earnings from the Seapower. Equity in earnings from Energy Ventures before extraordinary item decreased by $321,000 from $1,333,000 in 1993 to $1,012,000 in 1994. While Energy Ventures' operating income for 1994 increased 5% over 1993, income before extraordinary item decreased primarily as a result of higher interest costs from increased borrowing. In addition, the Company recognized in 1994 an extraordinary charge of $706,000, net of tax, attributable to Energy Ventures' prepayment of certain debt.

     Revenues increased from $27,887,000 in 1993 to $34,448,000 in 1994. The increase in revenues of $6,561,000 is primarily due to a full year's results from the 1993 additions to the offshore marine services segment's fleet and, to a lesser degree, an increase in the number and size of jobs performed by the erosion control segment. Revenues and average number of owned/bareboat chartered vessels by region and segment compared as follows (in thousands):

                                             EROSION
                                             CONTROL        OFFSHORE MARINE SERVICES
                                             -------    --------------------------------
                                             UNITED                             BRAZIL
                                             STATES     EUROPE     FAR EAST    AND OTHER     TOTAL
                                             -------    -------    --------    ---------    -------
    1994:
      Revenues.............................  $ 6,756    $18,685     $ 8,178     $   829     $34,448
      Average number of owned/bareboat
         chartered vessels.................      N/A          8           9           1          18
    1993:
      Revenues.............................  $ 5,323    $13,274     $ 8,082     $ 1,208     $27,887
      Average number of owned/bareboat
         chartered vessels.................      N/A          8           8           1          17

     In the North Sea, the BP Shipping assets acquired in July 1993 contributed approximately $5.3 million in additional revenue and $1.3 million in additional operating income with a full year of service. Revenues for the North Sea fleet also improved as a result of higher average utilization rates for the year.

     Market conditions in Southeast Asia for the Company's vessels were more competitive in 1994 as compared to 1993. The Company was able to keep utilization rates steady from 1993; however, day rates declined.

     Revenues of $1,208,000 earned in Brazil in 1993 are attributable to one vessel working under a term charter that expired August 7, 1993. During 1994 the vessel earned $400,000 less in revenues as it worked under several short term contracts in various locations with more idle time and at lower rates than in 1993. This vessel returned to Brazil in May 1995 and commenced working under a two year contract with Petrobras.

     Erosion Control segment revenues increased by $1,433,000 in 1994 through increased sales efforts that in turn were reflected in higher operating income for the segment of $567,000 in 1994 compared to $427,000 in 1993.

     Selling, general and administrative costs increased by $1,195,000 as a result of additional support needed to serve the Company's expanded marine fleet. Other income included a gain of $842,000 from the sale of the Highland Sentinel in June 1994.

     In addition to variable expenses associated with the operation of the Company's fleet, the Company also incurs fixed charges to depreciate its vessels and amortize certain other assets, including deferred drydocking costs. Depreciation and amortization for 1994 was $5,146,000, representing an increase of $1,294,000 from 1993. This increase includes $834,000 of additional depreciation over 1993 related to the acquisition of the BP Shipping assets in 1993. The remainder of the increase was due to increased drydocking expenditures.

     The effective tax rate of the Company was 29% in 1994 as compared to 21% in 1993. The increase in the effective tax rate is due primarily to a lower percentage of the Company's earnings attributable to the equity investment in Energy Ventures which is taxed at a lower rate.

CURRENCY FLUCTUATIONS AND INFLATION

     A significant portion of the Company's operations are overseas, therefore the Company is potentially exposed to currency fluctuations and exchange risks. Charters for vessels in the Company's North Sea fleet are primarily denominated in British Pounds Sterling ("Sterling") and substantially all the operating costs are in Sterling. North

Sea operations generated $20.2 million in revenues, $4.0 million in operating income and $6.1 million of cash flows from operations in 1995 in Sterling. In 1995 the Sterling/Dollar exchange rate ranged from a high of GBP = U.S.$1.64 to a low of GBP = U.S.$1.53 for an average of GBP = U.S.$1.58 for the year. As of March 1, 1996, the Sterling/Dollar exchange rate was GBP = U.S.$1.53. The Company hedged the effect on cash flows of these fluctuations in the Sterling/Dollar exchange rates through Sterling denominated borrowings that account for 89% or $32,600,000 of total debt and represented $15.7 million or all of the debt repayments made in 1995.

     Reflected in the accompanying balance sheet for December 31, 1995, is a $(4,146,000) cumulative translation adjustment primarily relating to the lower Sterling exchange rate as of year end in comparison to the exchange rate when the Company invested capital in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and are partially offset by the Sterling denominated debt in the North Sea.

     During 1994 and previous years several of the Company's Southeast Asia charters were denominated in Malaysian ringgits as were a portion of the operating costs. Cash flows for this currency were much lower in 1995 (approximately $1.1 million). Malaysian currency rates have been relatively stable in recent years, with the exchange rate for ringgits to U.S. dollars averaging M$ = U.S.$0.40 during 1995 and the high and low during the year ranging within 3% of this average. Therefore, the Company does not currently hedge this currency. Where currency risks are high, as in Brazil, the Company has generally accepted only a small percentage of charter hire in local currency and the remainder is paid in U.S. dollars.

     In connection with the final payment to a shipyard for the Highland Piper, the Company entered into a forward contract to hedge approximately $10,915,000 of the commitment to pay in Norwegian Kroner against unfavorable fluctuations in the exchange rate to Sterling which will be used to fund the payment. The unrealized gain of $168,000 as of December 31, 1995, is not reflected in the accompanying financial statements. Upon realization, expected to be mid-March when the vessel is delivered, any gain or loss will be included in the cost of the vessel. The Company expects to make additional payments in Norwegian Kroner of $624,000 and $10,709,000 in 1996 and 1997, respectively.

     To date, general inflationary trends have not had a material effect on the Company's operating revenues or expenses.

PENDING ACCOUNTING MATTERS

     Management is evaluating the useful life of twenty years currently used for depreciating vessels in light of recent vessel performance, changes in the materials available to protect vessel hulls and industry practice. The Company expects to complete this evaluation in the first quarter of 1996. Based on information currently available, the Company anticipates that the useful life of its vessels will be extended effective January 1, 1996. Such revisions are expected to have the effect of materially improving operating results in 1996.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for the Company on January 1, 1996. The statement sets forth guidelines regarding when to recognize an impairment of long-lived assets, including goodwill, and how to measure such impairment. The Company does not expect the impact of SFAS No. 121 will have a significant effect on the Company's consolidated financial statements.

     As of January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation", will be effective for the Company. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. The Company plans to continue the use of its current intrinsic value based method of accounting for such plans. As required by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting had been applied to awards covered by SFAS No. 123.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GulfMark International, Inc.:

     We have audited the accompanying consolidated balance sheets of GulfMark International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GulfMark International, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule I is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
March 1, 1996

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995        1994
                                                                          --------     -------
                                                                             (IN THOUSANDS)
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................  $  5,163     $ 2,989
  Accounts receivable...................................................     6,148       7,938
  Inventory, prepaids and other.........................................     1,399       1,781
                                                                          --------     -------
          Total current assets..........................................    12,710      12,708
                                                                          --------     -------
INVESTMENT IN ENERGY VENTURES, INC., including unrealized gain of
  $12,151,000 in 1995...................................................    34,321      21,588
                                                                          --------     -------
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of
  $14,959,000 in 1995 and $11,179,000 in 1994...........................    61,582      51,405
                                                                          --------     -------
OTHER ASSETS............................................................     2,322       2,975
                                                                          --------     -------
                                                                          $110,935     $88,676
                                                                          ========     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt...........  $  4,066     $ 1,487
  Accounts payable......................................................     1,779       1,540
  Accrued payroll and related expenses..................................       564       1,009
  Other accrued liabilities.............................................     1,245       1,738
                                                                          --------     -------
          Total current liabilities.....................................     7,654       5,774
                                                                          --------     -------
LONG-TERM DEBT..........................................................    33,600      26,727
                                                                          --------     -------
DEFERRED TAXES AND OTHER................................................    10,308       2,629
                                                                          --------     -------
MINORITY INTEREST.......................................................       415         521
                                                                          --------     -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized; issued and
     outstanding 3,336,352 and 3,321,385 shares.........................     3,336       3,321
  Additional paid-in capital............................................    23,501      23,338
  Retained earnings.....................................................    28,237      30,139
  Cumulative translation adjustment.....................................    (4,146)     (3,773)
  Unrealized gain on investment.........................................     8,030          --
                                                                          --------     -------
          Total stockholders' equity....................................    58,958      53,025
                                                                          --------     -------
                                                                          $110,935     $88,676
                                                                          ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1995         1994         1993
                                                              -------      -------      -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
REVENUES....................................................  $36,077      $34,448      $27,887
                                                              -------      -------      -------
COST AND EXPENSES:
  Direct operating expenses.................................   26,568       24,338       19,221
  Selling, general and administrative expenses..............    6,059        5,885        4,690
                                                              -------      -------      -------
                                                               32,627       30,223       23,911
                                                              -------      -------      -------
OPERATING INCOME............................................    3,450        4,225        3,976
                                                              -------      -------      -------
OTHER INCOME (EXPENSES):
  Equity in earnings of Energy Ventures, Inc. ..............      761        1,012        1,333
  Interest expense..........................................   (2,801)      (2,408)      (2,237)
  Interest income...........................................      188          229          190
  Minority interest.........................................      106         (124)         (73)
  Gain on sale of vessel....................................       --          842           --
  Other.....................................................       74          112          141
                                                              -------      -------      -------
                                                               (1,672)        (337)        (646)
                                                              -------      -------      -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...........    1,778        3,888        3,330
INCOME TAX PROVISION........................................   (3,680)      (1,108)        (686)
                                                              -------      -------      -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................   (1,902)       2,780        2,644
EXTRAORDINARY ITEM ATTRIBUTABLE TO ENERGY VENTURES, INC.
  (Less applicable tax benefit of $51)......................       --         (706)          --
                                                              -------      -------      -------
NET INCOME (LOSS)...........................................  $(1,902)     $ 2,074      $ 2,644
                                                              =======      =======      =======
EARNINGS PER SHARE:
  Income (loss) before extraordinary item...................  $ (0.57)     $  0.83      $  0.80
  Extraordinary item attributable to Energy Ventures,
     Inc....................................................       --        (0.21)          --
                                                              -------      -------      -------
  Net income (loss).........................................  $ (0.57)     $  0.62      $  0.80
                                                              =======      =======      =======
WEIGHTED AVERAGE SHARES OUTSTANDING.........................    3,322        3,320        3,312
                                                              =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                  COMMON
                                 STOCK AT    ADDITIONAL                 CUMULATIVE     UNREALIZED         TOTAL
                                  $1 PAR      PAID-IN      RETAINED     TRANSLATION      GAIN ON      STOCKHOLDERS'
                                  VALUE       CAPITAL      EARNINGS     ADJUSTMENT     INVESTMENT        EQUITY
                                 --------    ----------    ---------    -----------    -----------    -------------
                                                                   (IN THOUSANDS)
Balance at December 31, 1992...   $ 3,310     $ 23,274      $ 25,421      $(3,699)       $    --         $48,306
  Net income...................        --           --         2,644           --             --           2,644
  Issuance of stock............        10           55            --           --             --              65
  Translation adjustment.......        --           --            --         (627)            --            (627)
                                  -------     --------      --------      -------        -------         -------
Balance at December 31, 1993...     3,320       23,329        28,065       (4,326)            --          50,388
  Net income...................        --           --         2,074           --             --           2,074
  Issuance of stock............         1            9            --           --             --              10
  Translation adjustment.......        --           --            --          553             --             553
                                  -------     --------      --------      -------        -------         -------
Balance at December 31, 1994...     3,321       23,338        30,139       (3,773)            --          53,025
  Net loss.....................        --           --        (1,902)          --             --          (1,902)
  Issuance of stock............        15          163            --           --             --             178
  Translation adjustment.......        --           --            --         (373)            --            (373)
  Unrealized gain on
     investment................        --           --            --           --          8,030           8,030
                                  -------     --------      --------      -------        -------         -------
Balance at December 31, 1995...   $ 3,336     $ 23,501      $ 28,237      $(4,146)       $ 8,030         $58,958
                                  =======     ========      ========      =======        =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                 1995        1994         1993
                                                               --------     -------     --------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................  $ (1,902)    $ 2,074     $  2,644
  Adjustments to reconcile net income (loss) to net cash
     provided by operations:
     Depreciation and amortization...........................     5,571       5,146        3,852
     Equity in earnings of Energy Ventures, Inc..............      (761)       (255)      (1,333)
     Deferred and other income tax provision.................     3,571         815          574
     Minority interest.......................................      (106)        124           73
     Gain on sale of assets..................................        --        (842)          --
     Change in assets and liabilities:
       Accounts receivable...................................     1,769        (105)      (3,166)
       Inventory, prepaids and other.........................       (73)       (816)        (153)
       Accounts payable......................................       281        (818)         809
       Accrued payroll and related expenses..................      (449)        259         (108)
       Other accrued liabilities.............................      (498)        394           67
     Other, net..............................................       475        (264)        (158)
                                                               --------     -------     --------
          Net cash provided by operating activities..........     7,878       5,712        3,101
                                                               --------     -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment........................   (14,229)       (816)     (13,247)
  Expenditures for drydocking and main engine overhaul.......    (1,141)     (1,592)      (1,354)
  Proceeds from sales of vessels and other equipment.........       169       2,021           --
  Acquisition of minority interest...........................        --          --       (2,372)
                                                               --------     -------     --------
          Net cash used in investing activities..............   (15,201)       (387)     (16,973)
                                                               --------     -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt, net of direct financing costs..........    25,188         893       21,476
  Repayments of debt.........................................   (15,709)     (8,873)      (8,917)
  Minority interest investment...............................        --          --          186
  Proceeds from issuance of stock............................       178          10           65
  Other......................................................      (160)        124          (56)
                                                               --------     -------     --------
          Net cash provided by (used in) financing
            activities.......................................     9,497      (7,846)      12,754
                                                               --------     -------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........     2,174      (2,521)      (1,118)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............     2,989       5,510        6,628
                                                               --------     -------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.....................  $  5,163     $ 2,989     $  5,510
                                                               ========     =======     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid..............................................  $  2,793     $ 2,075     $  1,934
                                                               ========     =======     ========
  Income taxes paid..........................................  $    167     $   360     $     25
                                                               ========     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of GulfMark International, Inc. and all majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions between affiliated companies have been eliminated. Entities in which the Company owns 20%-50% are treated as unconsolidated subsidiaries and are accounted for by the equity method.

STATEMENT OF CASH FLOWS

     U.S. Government securities and commercial paper with original maturities of up to three months are included in cash and cash equivalents in the accompanying Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is provided by the straight-line method with a salvage value of 10% for vessels. Vessels are depreciated over a useful life of twenty years. Equipment, furniture and fixtures are depreciated over two to five years. Maintenance and repairs that do not extend the useful life of the asset and are not attributable to drydockings of vessels are charged to operations as incurred. Major renovation costs and modifications are capitalized and amortized over the estimated remaining useful life. Included in net income (loss) for 1995, 1994, and 1993 is $1,457,000, $1,433,000, and $871,000, respectively, of costs for maintenance and repairs.

     Management is evaluating the useful life of twenty years currently used for depreciating vessels in light of recent vessel performance, changes in the materials available to protect vessel hulls and industry practice. The Company expects to complete this evaluation in the first quarter of 1996. Based on information currently available, the Company anticipates that the useful life of its vessels will be extended effective January 1, 1996. Such revisions are expected to have the effect of materially improving operating results in 1996.

OTHER ASSETS

     Other assets primarily consist of deferred drydocking costs and deferred loan costs. Costs incurred in connection with drydocking are capitalized and amortized over approximately a 2 1/2 year period which approximates the period between required drydockings. Deferred loan costs are amortized over the expected term of the loan.

REVENUE RECOGNITION

     Revenues from charters for offshore marine services are recognized as earned based on contractual charter rates. Revenues from long-term contracts for erosion control services are recognized under the percentage-of-completion method. Revisions in cost and earnings estimates are reflected in the period when known. On contracts where an ultimate loss is anticipated upon completion, the entire amount of the estimated loss is accrued when known. Typically contracts are short-term in duration.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. SFAS No. 109 also requires that the likelihood and amount

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES of future taxable income be included in the criteria used to determine the timing and amount of tax benefits recognized for net operating losses and tax credit carryforwards in the financial statements. The adoption of SFAS No. 109 beginning January 1, 1993 had no material effect on the Company's results of operations.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign affiliates, other than those located in highly inflationary countries, are translated at year-end exchange rates, while income and expenses are translated at average rates for the period. For entities in highly inflationary countries, a combination of current and historical rates is used to determine currency gains and losses resulting from financial statement translation and those resulting from transactions. Translation gains and losses are reported as a component of stockholders' equity, except for those associated with highly inflationary countries that are reported directly in the Consolidated Statements of Income. Transaction gains and losses are reported directly in the Consolidated Statements of Income.

     In connection with the final payment to a shipyard for the Highland Piper (see Note 2 below), the Company entered into a forward contract to hedge approximately $10,915,000 of the commitment to pay in Norwegian Kroner against unfavorable fluctuations in the exchange rate to Sterling which will be used to fund the payment. The unrealized gain of $168,000 as of December 31, 1995, is not reflected in the accompanying financial statements. Upon realization, expected to be mid-March when the vessel is delivered, any gain or loss will be included in the cost of the vessel.

EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock outstanding. Common stock equivalents have not been included in the computation of earnings per share since the effect is not significant. Fully diluted earnings per share is not presented as such amounts do not materially differ from primary earnings per share.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

CONCENTRATION OF CREDIT RISK

     The Company extends credit to various companies in the energy industry which may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits. Historically write-offs for doubtful accounts have been insignificant.

NATURE OF OPERATIONS

     The nature and location of the Company's operations is discussed in Note 10 as well as in Part I. Item I -- Business.

PENDING ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for the Company on January 1, 1996. The statement sets forth guidelines regarding when to recognize an impairment of long-lived assets, including goodwill, and how to measure such impairment. The Company does not expect the impact of SFAS No. 121 will have a significant effect on the Company's consolidated financial statements.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

     As of January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation", will be effective for the Company. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. The Company plans to continue the use of its current intrinsic value based method of accounting for such plans. As required by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting had been applied to awards covered by SFAS No. 123.

(2)  VESSEL ACQUISITIONS

     The Company has contracted with a shipyard in Norway for the construction of two new UT 755 design vessels for deployment in the North Sea. Delivery of the first vessel to be named the Highland Piper is expected in mid-March 1996. The second vessel is expected to be delivered in early 1997. On December 21, 1995, the Company acquired the Atlantic Warrior, a 1981 built pipe carrier/platform supply vessel which had been bareboat chartered by the Company since July 1993. Included in capital expenditures for 1995 is $13,301,000 related to interim construction payments and the purchase of the Atlantic Warrior. The Company expects to make further payments, net of government subsidies, of $11,539,000 and $10,709,000 in 1996 and 1997, respectively, related to the two vessels under construction. Funding for the 1995 expenditures was provided through borrowings under a GBP4,890,000 (approximately $7,594,000) facility. Funds of $19,095,000 for the 1996 and 1997 expenditures are expected to be provided through additional borrowings under the Company's existing credit facilities.

     On July 9, 1993, the Company acquired from BP Shipping Limited substantially all of the assets of its offshore supply division for $13.1 million in cash. The acquired assets primarily consisted of two platform supply vessels, the Balblair, renamed the Highland Champion, and the Northern Fortress, renamed the Highland Fortress, and management contracts for four platform supply vessels and four standby rescue vessels. All of the vessels acquired and the vessels working under the acquired management contracts are managed by the Company's North Sea operations. Funding for the acquisition was provided through borrowings under facility agreements with a bank.

     On July 30, 1993, the Company acquired the remaining 45% minority interest in the Highland Pride, a 1992 built pipe carrier/platform supply vessel, for $2.4 million in cash.

     The Company's 51% owned company, SeaMark Ltd., has bareboat chartered certain vessels from the 49% owner, a U.S. owner/operator, at a combined rate of less than $2,000 per day.

(3)  INVESTMENT IN ENERGY VENTURES, INC.

     Energy Ventures, Inc. ("Energy Ventures") is a publicly-traded (NYSE trading symbol "EVI") international oilfield equipment and service company which manufactures artificial lift and completion systems, drill pipe and premium tubulars and provides rig contracting services. At December 31, 1995, the Company owned 14% of the outstanding stock of Energy Ventures. The Company's ownership interest was diluted from 20% to 17% on June 30, 1995, as a result of Energy Ventures issuing 2.25 million shares in connection with an acquisition and from 17% to 14% in September 1995 with the issuance of 3.45 million shares through a public stock offering.

     The shares of Energy Ventures owned by the Company are held for investment purposes. Because of, among other things, the Company's 14% ownership of Energy Ventures as well as the two common directors between the two companies, the Company may be considered an "affiliate" of Energy Ventures under federal securities rules and regulations. As such, these shares may not be able to be sold by the Company absent registering such shares under the Securities Act of 1933 or an exemption therefrom.

     Prior to June 30, 1995, the Company accounted for Energy Ventures on the equity method; however, the reduction in the Company's ownership interest on June 30, 1995, necessitated a change from the equity method to the cost method and the application of certain requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under the cost

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES method the Company no longer records its proportionate share of Energy Ventures' earnings as was done prior to June 30, 1995, under the equity method. Any dividends paid by an investee under the cost method are reported as income to the extent that such amounts are not in excess of net accumulated earnings subsequent to the date the Company began following the cost method.

     In addition, under SFAS No. 115, ". . . the portion of the security that can reasonably be expected to qualify for sale within one year . . ." must be reported at its "fair value." If the Company is considered an "affiliate" under the federal securities rules and regulations, approximately 736,000 shares represents the number of shares which may be sold by the Company without registration pursuant to Rule 144 promulgated under the Securities Act of 1933. Accordingly the Company has reflected in the accompanying balance sheet approximately 736,000 shares of the Energy Ventures holding at the closing price quoted on the New York Stock Exchange as of December 31, 1995. The related unrealized gains and losses on those shares, effective June 30, 1995, are reflected as a separate component of stockholders' equity, net of the related deferred taxes, until realized. The remaining 1,799,572 shares are carried at historical cost.

     The quoted market value of Energy Ventures' shares held by the Company may not be the value that would be realized should the Company dispose of some or all of the shares. As of March 1, 1996, the quoted market value of Energy Ventures' shares held by the Company was $65,925,000. The equity in earnings of Energy Ventures and its subsidiaries for the six months ended June 30, 1995 and the years ended December 31, 1994 and 1993, excluding extraordinary item, was $761,000, $1,012,000, and $1,333,000, respectively. In addition, the Company recognized in 1994 an extraordinary charge of $706,000, net of tax, attributable to the prepayment of certain debt.

     The following represents summarized financial information for Energy Ventures. For more information regarding Energy Ventures' financial condition and operations, reference is made to the Energy Ventures Form 10-K filed with the Securities and Exchange Commission.

                           SUMMARIZED BALANCE SHEETS

                                    AS OF DECEMBER 31,
                                   ---------------------
                                     1995         1994
                                   --------     --------
                                      (IN THOUSANDS)
Current assets...................  $249,574     $164,803
Non-current assets...............   241,486      185,885
                                   --------     --------
                                   $491,060     $350,688
                                   ========     ========
Current liabilities..............  $ 97,116     $ 70,465
Non-current liabilities..........   165,878      169,310
Stockholders' equity.............   228,066      110,913
                                   --------     --------
                                   $491,060     $350,688
                                   ========     ========

                          SUMMARIZED INCOME STATEMENTS

                              FOR YEAR ENDED DECEMBER 31,
                          -----------------------------------
                            1995         1994         1993
                          ---------    ---------    ---------
                                    (IN THOUSANDS)
Revenues................  $ 351,587    $ 248,537    $ 246,017
Expenses................   (319,147)    (229,068)    (227,462)
Other expenses, net.....    (16,049)     (13,021)      (5,744)
                          ---------    ---------    ---------
Income before taxes.....     16,391        6,448       12,811
Taxes...................     (5,080)      (1,806)      (4,864)
                          ---------    ---------    ---------
Income from continuing
  operations............     11,311        4,642        7,947
Discontinued operations,
  net of taxes..........         --           --       (2,057)
                          ---------    ---------    ---------
Income before
  extraordinary item....     11,311        4,642        5,890
Extraordinary item......         --       (3,784)          --
                          ---------    ---------    ---------
Net income..............  $  11,311    $     858    $   5,890
                           ========     ========     ========

(4)  SHORT-TERM BORROWINGS

     On July 8, 1993, the Company entered into a one year loan facility agreement with a bank under which the Company can borrow up to GBP3,300,000. During 1994 and again during 1995, this facility was renewed for one additional year. At December 31, 1995 and 1994, the Company had borrowings of GBP600,000 ($932,000) and nil, respectively, under this facility. Interest is charged at 2 1/4% above the lending bank's LIBOR rate. This facility is secured by second priority mortgages on various vessels as well as second assignments of such vessels' earnings.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

     During 1995 and 1994, the Company had average borrowings outstanding of $431,000 and $3,061,000, respectively, under the facility. The weighted average interest rate during these periods were 9.0% and 7.4%, respectively.

(5)  LONG-TERM DEBT

     The Company's long-term debt at December 31, 1995 and 1994, consisted of the following:

                                                                                              1995        1994
                                                                                             -------     -------
                                                                                               (IN THOUSANDS)
    Revolving $25,213,000 credit facility (GBP12,500,000 and $5,800,000 tranches), facility reduces by 10% semiannually beginning December 31, 1996, with final payment due in
      2000; interest at 1 5/8% over the lending bank's LIBOR rate (8.25% as of December 31,
      1995)................................................................................  $15,415     $13,503
    Loan facility payable in GBP, quarterly principal payments of GBP395,000 with final payment of GBP6,475,000 due in 2001, interest at 1 3/8% over the lending bank's LIBOR
      rates (7.9% as of December 31, 1995).................................................   13,635          --
    Loan facility payable in GBP, semiannual principal payments of GBP350,000 with final payment of GBP340,000 due in 2001, interest at 1 1/4% over the lending bank's LIBOR
      rate (7.8% as of December 31, 1995)..................................................    7,594          --
    Loan facilities payable in GBP, interest at 1 3/4% over the lending bank's LIBOR
      rate.................................................................................       --      14,711
                                                                                             -------     -------
                                                                                              36,644      28,214
    Less: Current maturities of long-term debt.............................................    3,044       1,487
                                                                                             -------     -------
                                                                                             $33,600     $26,727
                                                                                             =======     =======

     The following is a summary of scheduled debt maturities by year (in thousands):

                1996......................................................................  $ 3,044
                1997......................................................................    3,541
                1998......................................................................    6,349
                1999......................................................................    8,583
                2000......................................................................   11,105
                Thereafter................................................................    4,022
                                                                                            -------
                                                                                            $36,644
                                                                                            =======

     Each of the above facilities is secured by mortgages on various vessels as well as assignments of such vessels' earnings. The loan facility agreements restrict Gulf Offshore N.S. Ltd., Gulf Offshore Far East, Inc., and Gulf Offshore Marine International, Inc., the subsidiaries that own the mortgaged vessels, from making dividends or other distributions to their parent without consent of the lenders. The amount of net assets restricted under these loan provisions was $30,877,000 as of December 31, 1995, and includes cash and cash equivalents of $3,517,000.

(6)  COMMITMENTS AND CONTINGENCIES

     At December 31, 1995, the Company had long-term operating leases covering office space and automobiles. Aggregate lease expense on operating leases for 1995, 1994 and 1993 was $479,000, $328,000, and $293,000, respectively. Future minimum rental commitments under these operating leases are as follows (in thousands):

                1996........................................................................  $364
                1997........................................................................   204
                1998........................................................................    62
                1999........................................................................    48
                2000........................................................................     4
                                                                                              ----
                                                                                              $682
                                                                                              ====

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company has contracted with a shipyard in Norway for the construction of two UT 755 design vessels for deployment in the North Sea. Under such contracts, the Company expects to make payments to the shipyard of $11,539,000 in 1996 and $10,709,000 in 1997, net of government subsidies.

     The Company along with a major railroad has been named in a lawsuit in which the Plaintiffs are claiming damages resulting from flooding and erosion allegedly caused by the railroad and/or the Company. The amount of the claim is $13.34 million in actual damages and an unspecified amount in punitive damages, and the lawsuit is expected to go to trial or be resolved some time during 1996. Management of the Company believes the claims against the Company to be without merit and intends to vigorously contest them. Based on a review of the merits of the case, defenses available to the Company and the expectation of insurance coverage, management does not expect this lawsuit to have a material adverse effect on the Company.

     On November 14, 1995, an arbitration panel in Houston awarded a customer of Ercon Development Co. ("Ercon"), the Company's subsidiary, $468,000 in connection with an erosion control system installed on the customer's property. The amount of the award is reflected in the accompanying statements of income. The Company made a claim to its insurance carrier for the award and associated legal fees; however, the insurance company has denied coverage. Coverage of the claim and related costs of defense are the subject of ongoing litigation.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

(7)  STOCKHOLDERS' EQUITY

STOCK OPTIONS AND STOCK OPTION PLANS

     Under the terms of the Company's 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"), options to purchase 5,000 shares of Common Stock were granted to each of the Company's five non-employee directors in 1993 and are to be granted to each new non-employee director upon his or her election. The exercise price of options granted under the 1993 Plan is fixed at the market price at the date of grant. As of December 31, 1995, 50,000 shares were reserved for grant under the 1993 Plan. The options are for a term of ten years.

     Under the terms of the Company's 1987 Employee Stock Option Plan (the "1987 Plan"), options may be granted to employees to purchase Common Stock at specified prices. The 1987 Plan also provides for stock appreciation rights (SAR's) that give the optionee the right, subject to certain conditions, to surrender an option and receive cash and/or shares of Common Stock having a value equal to the appreciation from date of grant of such option. As of December 31, 1995, 168,333 shares were reserved for grant under the 1987 Plan.

     Information with respect to all shares under option is summarized below:

                                                                                                       AVERAGE
                                                                                                     OPTION PRICE
                                                                                         SHARES       PER SHARE
                                                                                         -------     ------------
    Options outstanding, December 31, 1992.............................................   71,667        $11.09
      Granted..........................................................................   25,000         14.75
      Exercised........................................................................  (10,000)         6.50
                                                                                         -------
    Options outstanding, December 31, 1993.............................................   86,667         12.67
      Exercised........................................................................   (1,700)         6.50
                                                                                         -------
    Options outstanding, December 31, 1994.............................................   84,967         12.80
      Exercised........................................................................  (14,967)        11.88
                                                                                         -------
    Options outstanding, December 31, 1995.............................................   70,000         12.99
                                                                                         =======
    Exercisable as of December 31, 1995................................................   70,000
    Shares available for future grants as of December 31, 1995.........................  173,333

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

PREFERRED STOCK

     The Company is authorized by its Articles of Incorporation to issue up to 500,000 shares of $50 par value cumulative preferred stock. As of December 31, 1995, none has been issued.

(8)  INCOME TAXES

     Income (loss) before income taxes and extraordinary item attributable to domestic and foreign operations was (in thousands):

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------
                                                                                       1995       1994       1993
                                                                                      ------     ------     ------
    U.S.............................................................................  $1,690     $1,232     $  828
    Foreign.........................................................................      88      2,656      2,502
                                                                                      ------     ------     ------
                                                                                      $1,778     $3,888     $3,330
                                                                                      ======     ======     ======

     The components of the Company's tax provisions attributable to income before extraordinary item are as follows (in thousands):

                                            1995                              1994                           1993
                                -----------------------------     ----------------------------    ---------------------------
                                          DEFERRED                          DEFERRED                        DEFERRED
                                CURRENT   AND OTHER    TOTAL      CURRENT   AND OTHER   TOTAL     CURRENT   AND OTHER   TOTAL
                                -------   ---------    ------     -------   ---------   ------    -------   ---------   -----
    U.S.......................   $  --     $ 3,495     $3,495      $  --      $  69     $   69     $  --      $ 118     $118
    Foreign...................     109          76        185        242        797      1,039       421        147      568
                                  ----      ------     ------       ----       ----     ------      ----       ----     ----
                                 $ 109     $ 3,571     $3,680      $ 242      $ 866     $1,108     $ 421      $ 265     $686
                                  ====      ======     ======       ====       ====     ======      ====       ====     ====

     Included in the 1995 deferred tax provision for the U.S. is $3,374,000 of additional deferred taxes associated with the Company's investment in Energy Ventures. A further $4,122,000 of deferred taxes attributable to the unrealized gain on a portion of the investment in Energy Ventures has been reflected in the related component of Stockholders' Equity. In addition $51,000 of deferred tax benefit was recognized in 1994 related to an extraordinary item.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax liability as of December 31, 1995 and 1994, were (in thousands):

                                                                                               DECEMBER 31,
                                                                                           ---------------------
                                                                                             1995         1994
                                                                                           --------      -------
    Deferred tax assets:
      Net operating loss carryforwards...................................................  $  9,152      $ 7,987
      Non-deductible accruals............................................................     1,462        1,385
      Foreign tax credits................................................................       387          512
      Alternative minimum tax credits....................................................       284          292
      Other tax credits..................................................................       175          175
      Other..............................................................................        --            7
      Valuation allowance................................................................      (846)      (2,118)
                                                                                           --------      -------
                                                                                             10,614        8,240
                                                                                           --------      -------
    Deferred tax liabilities:
      Depreciation.......................................................................    (8,400)      (8,438)
      Investment in equity investees.....................................................    (9,929)        (780)
      Foreign income not currently recognizable .........................................      (709)        (204)
      Other..............................................................................      (323)        (280)
                                                                                           --------      -------
                                                                                            (19,361)      (9,702)
                                                                                           --------      -------
    Net deferred tax liability...........................................................  $ (8,747)     $(1,462)
                                                                                           ========      =======

     The difference between the provision at the statutory U.S. federal income tax rate and the tax provision attributable to income from continuing operations in the accompanying Consolidated Financial Statements is analyzed below.

                                                                                        1995       1994       1993
                                                                                        -----      -----      -----
    U.S. federal statutory income tax rate............................................   34.0%     34.0%      34.0%
    Differences applicable to income of unconsolidated subsidiaries...................  266.1      (7.1)     (10.9)
    Effect of international operations................................................    2.2      15.8       11.8
    Utilization of U.S. net operating loss carryforwards..............................  (92.0)    (15.9)     (15.6)
    Other.............................................................................   (3.5)      1.7        1.3
                                                                                        -----     -----      -----
                                                                                        206.8%     28.5%      20.6%
                                                                                        =====     =====      =====

     As of December 31, 1995, the Company had available the following carryforward losses and credits for income tax purposes, that are subject to certain limitations, to offset future taxable income (in thousands):

                                                                                        AMOUNT       EXPIRATION
                                                                                        -------     ------------
    U.S. tax purposes:
      Net operating losses............................................................  $8,021       2001 - 2009
      Foreign tax credits.............................................................     387       1996 - 2000
      Alternative minimum tax credits.................................................     284       Indefinite
      Other tax credits...............................................................     175       1997 - 2000
    Foreign tax purposes:
      Net operating losses............................................................  19,498       Indefinite

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

(9)  UNAUDITED QUARTERLY FINANCIAL DATA

     The following tabulation sets forth unaudited quarterly information for 1995 and 1994.

                                                                                            QUARTER
                                                                           -----------------------------------------
                                                                           FIRST      SECOND       THIRD      FOURTH
                                                                           ------     -------     -------     ------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    1995:
      Revenues...........................................................  $7,500     $ 9,535     $10,547    $8,495
      Income (loss) before income taxes..................................    (273)        916         826       309
      Net income (loss)..................................................    (221)     (2,712)        677       354
      Earnings (loss) per share..........................................   (0.07)      (0.81)       0.20      0.11
    1994:
      Revenues...........................................................  $8,047     $ 8,662     $ 8,033    $9,706
      Income before income taxes and extraordinary item..................     739       1,597         858       694
      Income before extraordinary item...................................     499         924         612       745
      Extraordinary item.................................................    (706)         --          --        --
      Net income (loss)..................................................    (207)        924         612       745
      Earnings per share:
        Income before extraordinary item.................................    0.15        0.28        0.18      0.22
        Extraordinary item...............................................   (0.21)         --          --        --
        Net income (loss)................................................   (0.06)       0.28        0.18      0.22

(10)  OPERATING SEGMENT INFORMATION

BUSINESS SEGMENTS

     The Company's operations are divided into two segments:

          (a) Offshore marine services

             The offshore marine services subsidiaries operate twenty-three (23) vessels principally in the North Sea and Southeast Asia. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs.

          (b) Erosion control

             The Company offers a variety of turnkey erosion control services and installations including problem analysis, field surveys, engineering design, permit acquisition, material procurement and installation. The site-specific systems are designed to protect property such as railroads, buildings, pipelines, highways, offshore platforms, marinas, beaches and dams.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

     Segment operating income represents revenues less operating expenses and is not reduced for interest expense, general corporate expenses and income taxes.

                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                                                                                  1995         1994         1993
                                                                                --------      -------      -------
                                                                                          (IN THOUSANDS)
    Revenues:
      Offshore marine services................................................  $ 27,233      $27,692      $22,564
      Erosion control.........................................................     8,844        6,756        5,323
                                                                                --------      -------      -------
            Total revenues....................................................  $ 36,077      $34,448      $27,887
                                                                                ========      =======      =======
    Operating income:
      Offshore marine services................................................  $  3,270      $ 4,993      $ 4,532
      Erosion control.........................................................       759          567          427
      Corporate and other.....................................................      (579)      (1,335)        (983)
                                                                                --------      -------      -------
            Total operating income............................................  $  3,450      $ 4,225      $ 3,976
                                                                                ========      =======      =======
    Identifiable assets:
      Offshore marine services................................................  $ 73,102      $63,604      $65,484
      Erosion control.........................................................     1,612        2,603        1,630
      Corporate and other(1)..................................................    36,221       22,469       23,645
                                                                                --------      -------      -------
            Total assets......................................................  $110,935      $88,676      $90,759
                                                                                ========      =======      =======
    Capital expenditures:
      Offshore marine services................................................  $ 14,518      $   648      $13,110
      Erosion control.........................................................       160          165          132
      Corporate and other.....................................................         9            3            5
                                                                                --------      -------      -------
            Total capital expenditures........................................  $ 14,687      $   816      $13,247
                                                                                ========      =======      =======
    Depreciation and amortization:
      Offshore marine services................................................  $  5,446      $ 5,038      $ 3,752
      Erosion control.........................................................       105           87           70
      Corporate and other.....................................................        20           21           30
                                                                                --------      -------      -------
            Total depreciation and amortization...............................  $  5,571      $ 5,146      $ 3,852
                                                                                ========      =======      =======

---------------

(1) Includes the Company's investment in Energy Ventures.

     Capital expenditures of the offshore marine services segment include approximately $13,301,000 related to the purchase of the Atlantic Warrior and payments to the shipyard on two UT 755 design vessels under construction in 1995, and $13,084,000 in 1993 related to the purchase of substantially all of the assets of the offshore supply division of BP Shipping Limited. For further information see Note 2.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

GEOGRAPHIC REGIONS AND MAJOR CUSTOMERS

     Information by geographical area is based on the location where services were performed. Operating income represents revenues less operating expenses and is not reduced for interest expense and income taxes. General corporate expenses incurred in the United States have not been allocated to foreign operations for purposes of this disclosure.

                                                              UNITED                             BRAZIL
                                                              STATES     EUROPE     FAR EAST    AND OTHER     TOTAL
                                                              -------    -------    --------    ---------    --------
                                                                                  (IN THOUSANDS)
    1995:
      Revenues..............................................  $ 8,844    $20,176    $ 6,142      $   915     $ 36,077
      Operating income (loss)...............................   (1,006)     4,027        639         (210)       3,450
      Identifiable assets...................................   38,184     60,318     10,939        1,494      110,935
    1994:
      Revenues..............................................  $ 6,756    $18,685    $ 8,178      $   829     $ 34,448
      Operating income (loss)...............................   (1,658)     3,699      2,431         (247)       4,225
      Identifiable assets...................................   25,791     43,607     19,278           --       88,676
    1993:
      Revenues..............................................  $ 5,323    $13,274    $ 8,082      $ 1,208     $ 27,887
      Operating income (loss)...............................   (1,483)     2,400      2,701          358        3,976
      Identifiable assets...................................   26,197     42,587     21,975           --       90,759

     Income from operations includes revenues with one major customer comprising 11% of revenues in 1995, and two major customers comprising 12% and 11% of revenues in 1994 and 13% and 12% of revenues in 1993.

                                                                      SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                          GULFMARK INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1995        1994
                                                                           -------     -------
                                                                             (IN THOUSANDS)
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..............................................  $ 1,619     $   464
  Receivables, inventory, prepaids and other.............................      344         362
                                                                           -------     -------
          Total current assets...........................................    1,963         826
                                                                           -------     -------
INVESTMENTS IN SUBSIDIARIES..............................................   56,011      42,895
                                                                           -------     -------
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of
  $427,000 in 1995 and $341,000 in 1994..................................      606         742
                                                                           -------     -------
ACCOUNTS AND NOTES RECEIVABLE FROM SUBSIDIARIES..........................    8,807       9,616
                                                                           -------     -------
OTHER ASSETS.............................................................       11           8
                                                                           -------     -------
                                                                           $67,398     $54,087
                                                                           =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities...............................  $   674     $   913
                                                                           -------     -------
DEFERRED TAXES AND OTHER.................................................    7,766         149
                                                                           -------     -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized; issued and
     outstanding 3,336,352 and 3,321,385 shares..........................    3,336       3,321
  Additional paid-in capital.............................................   23,501      23,338
  Retained earnings......................................................   28,237      30,139
  Cumulative translation adjustment......................................   (4,146)     (3,773)
  Unrealized gain on investment..........................................    8,030          --
                                                                           -------     -------
          Total stockholders' equity.....................................   58,958      53,025
                                                                           -------     -------
                                                                           $67,398     $54,087
                                                                           =======     =======

    The accompanying notes are an integral part of these condensed financial statements.

                          GULFMARK INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                   1995        1994       1993
                                                                  -------     ------     -------
                                                                    (IN THOUSANDS, EXCEPT PER
                                                                          SHARE AMOUNTS)
REVENUES........................................................  $ 1,582     $1,530     $   110
                                                                  -------     ------     -------
COSTS AND EXPENSES:
  Direct operating expenses.....................................       91         90          89
  Selling, general and administrative expenses..................    1,875      2,202       1,781
                                                                  -------     ------     -------
                                                                    1,966      2,292       1,870
                                                                  -------     ------     -------
OPERATING LOSS..................................................     (384)      (762)     (1,760)
                                                                  -------     ------     -------
OTHER INCOME (EXPENSES):
  Equity in earnings of subsidiaries............................    1,338      3,075       3,682
  Interest income...............................................      568        472         678
  Other income (expense), net...................................       71         64         162
                                                                  -------     ------     -------
                                                                    1,977      3,611       4,522
                                                                  -------     ------     -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...............    1,593      2,849       2,762
INCOME TAX PROVISION............................................   (3,495)       (69)       (118)
                                                                  -------     ------     -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.........................   (1,902)     2,780       2,644
EXTRAORDINARY ITEM ATTRIBUTABLE TO ENERGY VENTURES, INC. (Less
  applicable income tax benefit of $51).........................       --       (706)         --
                                                                  -------     ------     -------
NET INCOME (LOSS)...............................................  $(1,902)    $2,074     $ 2,644
                                                                  =======     ======     =======
EARNINGS PER SHARE:
  Income (loss) before extraordinary item.......................  $ (0.57)    $ 0.83     $  0.80
  Extraordinary item attributable to Energy Ventures, Inc.......       --      (0.21)         --
                                                                  -------     ------     -------
  Net income (loss).............................................  $ (0.57)    $ 0.62     $  0.80
                                                                  =======     ======     =======
WEIGHTED AVERAGE SHARES OUTSTANDING.............................    3,322      3,320       3,312
                                                                  =======     ======     =======

    The accompanying notes are an integral part of these condensed financial statements.

                          GULFMARK INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                   COMMON
                                  STOCK AT    ADDITIONAL                 CUMULATIVE     UNREALIZED         TOTAL
                                   $1 PAR      PAID-IN      RETAINED     TRANSLATION      GAIN ON      STOCKHOLDERS'
                                   VALUE       CAPITAL      EARNINGS     ADJUSTMENT     INVESTMENT        EQUITY
                                  --------    ----------    ---------    -----------    -----------    -------------
                                                                    (IN THOUSANDS)
Balance at December 31, 1992...    $ 3,310     $ 23,274      $ 25,421      $(3,699)       $    --         $48,306
  Net income...................         --           --         2,644           --             --           2,644
  Issuance of stock............         10           55            --           --             --              65
  Translation adjustment.......         --           --            --         (627)            --            (627)
                                   -------     --------      --------      -------        -------         -------
Balance at December 31, 1993...      3,320       23,329        28,065       (4,326)            --          50,388
  Net income...................         --           --         2,074           --             --           2,074
  Issuance of stock............          1            9            --           --             --              10
  Translation adjustment.......         --           --            --          553             --             553
                                   -------     --------      --------      -------        -------         -------
Balance at December 31, 1994...      3,321       23,338        30,139       (3,773)            --          53,025
  Net loss.....................         --           --        (1,902)          --             --          (1,902)
  Issuance of stock............         15          163            --           --             --             178
  Translation adjustment.......         --           --            --         (373)            --            (373)
  Unrealized gain on
     investment................         --           --            --           --          8,030           8,030
                                   -------     --------      --------      -------        -------         -------
Balance at December 31, 1995...    $ 3,336     $ 23,501      $ 28,237      $(4,146)       $ 8,030         $58,958
                                   =======     ========      ========      =======        =======         =======

    The accompanying notes are an integral part of these condensed financial statements.

                          GULFMARK INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1995       1994        1993
                                                                 ------     -------     -------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operations......................  $   53     $(1,248)    $(1,081)
                                                                 ------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in and advances to subsidiaries, net..............     809         447         298
  (Additions to)/sales of property and equipment, net..........     115          45          (8)
  Expenditures for drydocking and main engine overhaul.........      --          --          (8)
                                                                 ------     -------     -------
Net cash provided by investing activities......................     924         492         282
                                                                 ------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and other, net........................     178          10          65
                                                                 ------     -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........   1,155        (746)       (734)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.................     464       1,210       1,944
                                                                 ------     -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......................  $1,619     $   464     $ 1,210
                                                                 ======     =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid................................................  $   --     $    --     $    --
  Income taxes paid............................................      --          15           1

    The accompanying notes are an integral part of these condensed financial statements.

                          GULFMARK INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)

           NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STATEMENT OF CASH FLOWS

     U.S. Government securities and commercial paper with maturities of up to three months are included in cash and cash equivalents in the accompanying Condensed Balance Sheets and Condensed Statements of Cash Flows.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is provided by the straight-line method with a salvage value of 10% for vessels. Vessels are depreciated over a useful life of twenty years. Equipment, furniture and fixtures are depreciated over two to five years. Maintenance and repairs that do not extend the useful life of the asset and are not attributable to drydockings of vessels are charged to operations as incurred. Major renovation costs and modifications are capitalized and amortized over the estimated remaining useful life.

     Management is evaluating the useful life of twenty years currently used for depreciating vessels in light of recent vessel performance, changes in the materials available to protect vessel hulls and industry practice. The Company expects to complete this evaluation in the first quarter of 1996. Based on information currently available, the Company anticipates that the useful life of its vessels will be extended effective January 1, 1996. Such revisions are expected to have the effect of materially improving operating results in 1996.

REVENUE RECOGNITION

     Revenues from charters for offshore marine services are recognized as earned based on contractual charter rates.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. SFAS No. 109 also requires that the likelihood and amount of future taxable income be included in the criteria used to determine the timing and amount of tax benefits recognized for net operating losses and tax credit carryforwards in the financial statements. The adoption of SFAS No. 109 beginning January 1, 1993 had no material effect on the Company's results of operations.

EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock outstanding. Common stock equivalents have not been included in the computation of earnings per share since the effect is not significant. Fully diluted earnings per share is not presented as such amounts do not materially differ from primary earnings per share.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

NATURE OF OPERATIONS

     The nature and location of the Company's operations is discussed in Note
(10) as well as in Part I. Item I -- Business.

PENDING ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for the Company on January 1, 1996. The statement sets forth guidelines regarding when to recognize an impairment of long-lived assets, including goodwill, and how to measure such impairment. The Company does not expect the impact of SFAS No. 121 will have a significant effect on the Company's consolidated financial statements.

     As of January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation", will be effective for the Company. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. The Company plans to continue the use of its current intrinsic value based method of accounting for such plans. As required by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting had been applied to awards covered by SFAS No. 123.

RECLASSIFICATIONS

     Certain reclassifications have been made to amounts previously reported to conform with the current year presentation.

(2) CASH DIVIDENDS PAID BY SUBSIDIARIES

     Cash dividends from unconsolidated subsidiaries for 1995, 1994 and 1993 were not significant, and the Company's consolidated subsidiaries have not paid any cash dividends during the most recent three years. Certain loan facility agreements entered into by the Company's subsidiaries restrict the amount of distribution that can be made. The amount of net assets that is subject to such restrictions is $30,877,000 as of December 31, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT(1)

ITEM 11. EXECUTIVE COMPENSATION(1)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT(1)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS(1)

(1) The information required by ITEMS 10, 11, 12 and 13 will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of its fiscal year and is hereby incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     (1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

     Consolidated Financial Statements and related Schedule I of the Company are included in ITEM 8 (Consolidated Financial Statements and Supplementary Data). All other schedules for the Company have been omitted since the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

     Financial Statements and Schedules of Energy Ventures, Inc., a significant investee of the Company, are included as Exhibit 99.1.

     (3) EXHIBITS

                                                              INCORPORATED BY REFERENCE
                                                                       FROM THE
EXHIBITS                     DESCRIPTION                         FOLLOWING DOCUMENTS
--------   ------------------------------------------------  ----------------------------
   2.1     -- Sale and Purchase Agreement dated as of June   -- Form 8-K, July 9, 1993
              29, 1993, made and entered into among BP
              Shipping Limited, Gulf Offshore N.S. Limited
              and Gulf Offshore Marine International, Inc.
   3.1     -- Certificate of Incorporation, with amendments  -- Form 10-K, December 31,
              through March 28, 1991                            1993
   3.2     -- Bylaws                                         -- Form 10-K, December 31,
                                                                1993
  10.1     -- Gulf Applied Technologies, Inc. 1987 Stock     -- Form 10-K, December 31,
              Option Plan*                                      1987
  10.2     -- Loan Facility Agreements dated as of July 8,   -- Form 10-Q, Quarter Ended
              1993, made by and between the Chase Manhattan     June 30, 1993
              Bank N.A. and GulfMark North Sea Limited,
              Gulf Offshore Marine International, Inc.,
              Gulf Offshore North Sea Ltd. and Gulf
              Offshore Far East, Inc.
  10.3     -- GulfMark International, Inc. 1993              -- Form S-8, Registration
              Non-Employee Director Stock Option Plan.*         No. 33-79212

                                                              INCORPORATED BY REFERENCE
                                                                       FROM THE
EXHIBITS                     DESCRIPTION                         FOLLOWING DOCUMENTS
--------   ------------------------------------------------  ----------------------------
  10.4     -- Loan Facility Agreement dated as of June 7,    -- Form 10-Q, Quarter Ended
              1995, made by and between Christiania Bank og     June 30, 1995
              Kreditkasse and Gulf Offshore N.S. Limited
  10.5     -- Agreement dated October 20, 1995 Amending and  -- Filed herewith
              Restating the Loan Facility Agreement dated
              July 8, 1993, made by and between the Chase
              Manhattan Bank N.A. and GulfMark North Sea
              Limited, Gulf Offshore Marine International,
              Inc., Gulf Offshore N.S. Limited and Gulf
              Offshore Far East, Inc.
  10.6     -- Loan Facility Agreement dated December 21,     -- Filed herewith
              1995, made by and between Christiania Bank og
              Kreditkasse and Gulf Offshore N.S. Limited
  21.1     -- Subsidiaries of GulfMark International, Inc.   -- Filed herewith
  23.1     -- Consent of Independent Public Accountants      -- Filed herewith
  27.1     -- Financial Data Schedule                        -- Filed herewith
  99.1     -- Form 10-K for Energy Ventures, Inc.            -- Filed herewith

---------------

* This contract is a management contract or compensatory plan.

(B) REPORTS ON FORM 8-K

          No reports on Form 8-K were required by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                GulfMark International, Inc.
                                                        (Registrant)

                                            By:   /s/  FRANK R. PIERCE
                                               --------------------------------
                                                      Frank R. Pierce
                                             Executive Vice President, Finance

Date: March 20, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             /s/  FRANK R. PIERCE               Executive Vice President, Finance                March 20, 1996
    ----------------------------------------      (Principal Financial Officer)
                  Frank R. Pierce

             /s/  ELIZABETH D. BRUMLEY                   Controller                              March 20, 1996
    ----------------------------------------   (Principal Accounting Officer)
                  Elizabeth D. Brumley

             /s/  DAVID J. BUTTERS                    Director                                   March 20, 1996
    ----------------------------------------
                  David J. Butters

            /s/  NORMAN G. COHEN                      Director                                   March 20, 1996
    ----------------------------------------
                 Norman G. Cohen

            /s/  MARSHALL A. CROWE                    Director                                   March 20, 1996
    ----------------------------------------
                 Marshall A. Crowe

            /s/  LOUIS S. GIMBEL, 3rd                 Director                                   March 20, 1996
    ----------------------------------------
                 Louis S. Gimbel, 3rd

            /s/  ROBERT B. MILLARD                    Director                                   March 20, 1996
    ----------------------------------------
                 Robert B. Millard

                  EXHIBIT  INDEX


EXHIBITS                     DESCRIPTION
--------   ------------------------------------------------
  10.5     -- Agreement dated October 20, 1995 Amending and
              Restating the Loan Facility Agreement dated
              July 8, 1993, made by and between the Chase
              Manhattan Bank N.A. and GulfMark North Sea
              Limited, Gulf Offshore Marine International,
              Inc., Gulf Offshore N.S. Limited and Gulf
              Offshore Far East, Inc.
  10.6     -- Loan Facility Agreement dated December 21,
              1995, made by and between Christiania Bank og
              Kreditkasse and Gulf Offshore N.S. Limited
  21.1     -- Subsidiaries of GulfMark International, Inc.
  23.1     -- Consent of Independent Public Accountants
  27.1     -- Financial Data Schedule
  99.1     -- Form 10-K for Energy Ventures, Inc.