Form 10-Q
period 1996-03-31
GULFMARK INTERNATIONAL INC
filed 1996-05-14
CIK 44524

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

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


Number of shares of Common Stock, $1.00 Par Value, outstanding as of May 13, 1996: 3,336,352.

                  PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for the fair presentation of such financial statements for the periods indicated. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and the information included in the Proxy Statement dated April 1, 1996.

             GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31,     December 31,
                                                                                 1996           1995
                                                                             (Unaudited)     (Audited)
                                                                              ---------       -------
                                             ASSETS                                 (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents...............................................   $   5,511       $  5,163
  Accounts receivable.....................................................       7,128          6,148
  Inventory, prepaids and other...........................................       1,227          1,399
                                                                               -------        -------
    Total current assets..................................................      13,866         12,710
                                                                               -------        -------
INVESTMENT IN ENERGY VENTURES, INC; including unrealized gain of
  $13,172,000 in 1996 and $12,151,000 in 1995.............................      35,342         34,321
                                                                               -------        -------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $15,523,000 in 1996 and $14,959,000 in 1995.............      70,838         61,582
                                                                               -------        -------
OTHER ASSETS..............................................................       1,974          2,322
                                                                               -------        -------
                                                                             $ 122,020      $ 110,935
                                                                               =======        =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............   $   5,458      $   4,066
  Accounts payable........................................................       1,051          1,779
  Accrued payroll and related expenses....................................         404            564
  Other accrued liabilities...............................................       1,285          1,245
                                                                               -------        -------
    Total current liabilities.............................................       8,198          7,654
                                                                               -------        -------
LONG-TERM DEBT............................................................      43,590         33,600
                                                                               -------        -------
DEFERRED TAXES AND OTHER..................................................      10,555         10,308
                                                                               -------        -------
MINORITY INTEREST.........................................................         358            415
                                                                               -------        -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized;
    3,336,352 shares issued and outstanding...............................       3,336          3,336
  Additional paid-in capital..............................................      23,501         23,501
  Retained earnings.......................................................      28,284         28,237
  Cumulative translation adjustment.......................................      (4,505)        (4,146)
  Unrealized gain on investment...........................................       8,703          8,030
                                                                               -------        -------
    Total stockholders' equity............................................      59,319         58,958
                                                                               -------        -------
                                                                             $ 122,020      $ 110,935
                                                                               =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                       Three Months Ended
                                                                             March 31,
                                                                      --------------------
                                                                        1996        1995
                                                                      --------    --------
                                                                      (In thousands, except
                                                                         per share amounts)
REVENUES..........................................................    $  7,161    $  7,500
COSTS AND EXPENSES:
  Direct operating expenses.......................................       5,101       6,334
  Selling, general and administrative expenses....................       1,405       1,348
                                                                       -------     -------
                                                                         6,506       7,682
                                                                       -------     -------
OPERATING INCOME (LOSS)...........................................         655        (182)
                                                                       -------     -------
OTHER INCOME (EXPENSES):
  Interest expense................................................        (798)       (587)
  Interest income.................................................          55          48
  Equity in earnings of Energy Ventures, Inc......................          --         368
  Minority interest...............................................          57          82
  Other...........................................................           3          (2)
                                                                       -------     -------
                                                                          (683)        (91)
                                                                       -------     -------
LOSS BEFORE INCOME TAXES..........................................         (28)       (273)
INCOME TAX BENEFIT................................................          75          52
                                                                       -------     -------
NET INCOME (LOSS).................................................    $     47    $   (221)
                                                                       =======     =======

EARNINGS (LOSS) PER SHARE.........................................    $    .01    $  (0.07)
                                                                       =======     =======

WEIGHTED AVERAGE SHARES OUTSTANDING...............................       3,336       3,321
                                                                       =======     =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

             GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                  1996          1995
                                                                                -------       --------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................................    $    47        $  (221)
 Adjustments to reconcile net income (loss) to net cash provided by operations:
  Depreciation and amortization............................................      1,140          1,335
  Equity in earnings of Energy Ventures, Inc...............................         --           (368)
  Deferred and other income tax benefit....................................       (106)           (70)
  Minority interest........................................................        (57)           (82)
  Change in assets and liabilities.........................................       (380)           220
  Other, net...............................................................          7             10
                                                                                ------         ------
Net cash provided by operating activities..................................        651            824
                                                                                ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment......................................    (12,196)          (648)
  Expenditures for drydocking and main engine overhaul.....................        (68)          (429)
                                                                                ------         ------
Net cash used in investing activities......................................    (12,264)        (1,077)
                                                                                ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt, net of direct financing costs........................     12,411            440
  Repayments of debt.......................................................       (450)          (751)
                                                                                ------         ------
Net cash provided by (used in) financing activities........................     11,961           (311)
                                                                                ------         ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................        348           (564)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................      5,163          2,989
                                                                                ------         ------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $ 5,511        $ 2,425
                                                                                ======         ======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid..............................................................    $   655        $   844
                                                                                ======         ======
Income taxes paid..........................................................    $    21        $    22
                                                                                ======         ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

              GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment
  During the first quarter of 1996, management completed an evaluation of the useful life used for depreciating vessels in light of recent vessel performance, changes in the materials available to protect vessel hulls and industry practice. Based on the results, it was determined that a useful life of twenty-five years for its vessels was a better estimate than the twenty years used previously.
Therefore effective January 1, 1996 the useful life was extended to twenty-five years. For the quarter ended March 31, 1996, the effect of this change in accounting estimate lowered depreciation expense by $468,000. The impact of the change on net income was $313,000 or $0.09 per share.

New Accounting Pronouncements
  In March 1995, the Financial Accounting Standards Board issued
SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for the Company on January 1, 1996. The statement sets forth guidelines regarding when to recognize an impairment of long-lived assets, including goodwill, and how measure such impairment. Adoption of SFAS No. 121 did not have any effect on the Company's consolidated financial statements.

  As of January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation", is effective for the Company. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. The Company will continue the use of its current intrinsic value based method of accounting for such plans.

(2) VESSEL ACQUISITIONS
  In 1995, the Company contracted with a shipyard in Norway for the construction of two new UT 755 design vessels for deployment in the North Sea. The first vessel, named the Highland Piper, was delivered on March 15, 1996. The second vessel is expected to be delivered in early 1997. Included in capital expenditures for the three months ended March 31, 1996, is $10,757,000 related to the final construction payment on the Highland Piper. Funding for this payment was provided through additional borrowings of approximately $12,400,000 under a British Pound Sterling ("GBP") 16,500,000 facility with a bank.

(3)  INVESTMENT IN ENERGY VENTURES, INC.
     At March 31, 1996, the Company owned 14% of the outstanding stock of Energy Ventures, Inc. ("Energy Ventures"), a publicly-traded (NYSE trading symbol "EVI") international oilfield equipment and service company which manufactures artificial lift and completion systems, drill pipe and premium tubulars and provides rig contracting services. The Company's ownership interest was diluted from 20% to 17% on June 30, 1995 as a result of Energy Ventures issuing 2.25 million shares in connection with an acquisition and from 17% to 14% in September 1995 with the issuance of 3.45 million shares through a public stock offering.
  The shares of Energy Ventures owned by the Company are held for investment purposes. Because of, among other things, the Company's 14% ownership of Energy Ventures as well as the two common directors between the two companies, the Company may be considered an "affiliate" of Energy Ventures under federal securities rules and regulations. As such, these shares may not be able to be sold by the Company absent registering such shares under the Securities Act of 1933 or an exemption therefrom.
  Prior to June 30, 1995, the Company accounted for Energy Ventures on the equity method; however, the reduction in the Company's ownership interest on June 30, 1995 necessitated a change from the equity method to the cost and the application of certain requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under the cost method the Company no longer records its proportionate share of Energy Ventures' earnings as was done prior to June 30, 1995 under the equity method. Any dividends paid by an investee under the cost method are reported as income to the extent that such amounts are not in excess of net accumulated earnings subsequent to the date the Company began following the cost method.

  In addition, under SFAS No. 115,"...the portion of the security that can reasonably be expected to qualify for sale within one year..." must be reported at its "fair value." If the Company is considered an "affiliate" under the federal securities rules and regulations, approximately 736,800 shares represents the number of shares which may be sold by the Company without registration pursuant to Rule 144 promulgated under the Securities Act of 1933. Accordingly the Company has reflected in the accompanying balance sheet approximately 736,800 shares of the Energy Ventures holding at the closing price quoted on the New York Stock Exchange as of March 31, 1996. The related unrealized gains and losses on those shares, effective June 30, 1995, are reflected as a separate component of stockholders' equity, net of the related deferred taxes until realized. The remaining 1,798,792 shares are carried at historical cost.
  The quoted market value of Energy Ventures' shares held by the Company may not be the value that would be realized should the Company dispose of some or all of the shares. As of May 13, 1996, the quoted market value of Energy Ventures' shares held by the Company was $74,800,000.
     The following represents unaudited summarized income statements for Energy Ventures. For more information regarding Energy Ventures' financial condition and operations, reference is made to Energy Ventures' March 31, 1996 Form 10-Q filed with the Securities and Exchange Commission.

                             SUMMARIZED INCOME STATEMENTS
                                      (Unaudited)
          ------------------------------------------------------------------------
                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                 1996        1995
                                                               --------    --------
                                                                   (In thousands)
          Revenues..........................................   $110,042     $72,660
          Expenses..........................................    (99,272)    (66,006)
          Other expenses, net...............................     (4,084)     (4,024)
                                                                -------     -------
          Income before income taxes........................      6,686       2,630

          Income tax provision..............................     (2,339)       (999)
                                                                -------     -------
          Net income........................................   $  4,347    $  1,631
                                                                =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
     At March 31, 1996, the Company had $5.5 million in cash and cash equivalents as compared to $5.2 million at December 31, 1995.
  In 1995, the Company contracted with a shipyard in Norway for the construction of two UT 755 design vessels for deployment in the North Sea. The first vessel, named the Highland Piper, was delivered March 15, 1996. The second vessel is expected to be delivered in early 1997. The Company made a final construction payment during the quarter ended March 31, 1996, of $10,757,000 and expects to make additional interim payments on the second vessel of $750,000 in 1996. Funding of approximately $12,400,000 was provided by additional borrowings under a existing credit facility.
     During the period ended March 31, 1996, expenditures for scheduled drydockings of vessels were $68,000 while expenditures for vessel upgrades and modifications were $57,000. The Company estimates that capital and maintenance expenditures, excluding any expenditures to build or acquire additional vessels, will be approximately $1.4 million for the remainder of 1996, of which $1.3 million relates to drydockings. The remainder relates to vessel upgrades and non-marine expenditures that are not subject to firm commitments, and the Company may modify its plans as appropriate.
     At March 31, 1996, the Company had outstanding long-term debt of $47 million borrowed under various facilities. These facilities are secured by first preferred ship mortgages on thirteen of the Company's vessels and assignments of such vessels' earnings. Interest on the borrowings accrues at rates between LIBOR plus 1 1/4% and LIBOR plus 1 5/8% per annum. Scheduled long-term debt repayments are expected to be $3.0 million in 1996. The loan facility agreements place certain restrictions on the ability of the subsidiaries subject to these agreements to pay dividends. Cash held by these subsidiaries was $4,874,000 as of March 31, 1996. As of May 13, 1996, the Company could borrow up to $4.6 million under its short-term credit facilities and $0.5 million under its long-term credit facility without providing additional security to its lenders. An additional $9.2 million is available under a revolving credit facility with the provision of further security through vessel mortgages. This available credit is expected to be used in connection with the building of the second UT 755 vessel discussed above.

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

RESULTS OF OPERATIONS
     The Company's net income was $47,000 or $0.01 per share for the quarter ended March 31, 1996 as compared to a net loss of $(221,000) or $(0.07) per share in the same period last year. Revenues for the quarter were $7,161,000 as compared to $7,500,000 for the comparative prior year period.
     Marine operating income improved significantly over that of the 1995 first quarter. The primary contributing factor to the increase was the impact on depreciation of a change in the estimated useful life of the vessels in the fleet (See Note 1 to the Condensed Notes to the Consolidated Financial Statements) which resulted in an increase in operating income of $468,000. Improvements in earnings also resulted from the December 1995 purchase of the Atlantic Warrior which had previously only been under bareboat charter and earnings from the Seapower, which was out of service from January to May of 1995 while being readied for a two year contract in Brazil. These improvements were somewhat offset by higher operating expenses for vessels deployed in the North Sea.
    The erosion control segment reported a loss for the 1996 first quarter similar to the loss for the 1995 first quarter. Historically first quarter results for this segment are impacted by unfavorable weather conditions. Included in the 1995's first quarter results is $368,000 attributable to equity in earnings of the Company's 14% (formerly 20%) owned Energy Ventures, Inc. As discussed in Note 3 to the Condensed Notes to Consolidated Financial Statements, the Company no longer accounts for this holding using the equity method and accordingly there is no equity pickup component included in results for 1996. Substantially all of the Company's tax provision is for deferred taxes.

CURRENCY FLUCTUATIONS AND INFLATION

     A significant portion of the Company's operations are overseas, therefore the Company is potentially exposed to currency fluctuations and exchange risks. Charters for vessels in the Company's North Sea fleet are primarily denominated in British Pounds Sterling ("GBP") as are substantially all the operating costs. North Sea operations generated $4,967,000 in revenues, $1,274,000 in operating income and $1,348,000 of cash flows from operations during the quarter ended March 31, 1996. Fluctuations in the GBP/Dollar exchange rate for 1996 thus far have been minimal as was also the case in 1995 with a high of GBP=U.S.$1.55 to a low of GBP=U.S.$1.49 for the period from January 1, 1996 to May 13, 1996 for an average of GBP = $1.53 for the period.
The Company hedged the effect on cash flows of these fluctuations in the GBP/Dollar exchange rates through GBP denominated borrowings which account for 89% or $43.7 million of total debt. All of the estimated $3.0 million in long-term debt repayments for 1996 are attributable to GBP denominated debt.
     Reflected in the accompanying balance sheet for March 31, 1996 is a $(4,505,000) cumulative translation adjustment primarily relating to the lower GBP exchange rate as of March 31, 1996 and to the Company's equity share of translation adjustments reported by Energy Ventures. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and are partially offset by GBP denominated debt in the North Sea.

                  PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 8, 1996, the stockholders of the Company approved the election of all nominated directors as follows:

                    Nominee                  In Favor            Withheld
                    -------                  --------            --------
                David J. Butters            2,711,109            5,263
                Norman G. Cohen             2,711,005            5,367
                Marshall A. Crowe           2,710,993            5,379
                Louis S. Gimbel, 3rd        2,711,005            5,367
                Robert B. Millard           2,711,113            5,259

    In addition the stockholders approved the Company's proposed
Amendments to the Company's 1993 Non-Employee Director Stock Option
Plan. The results of the voting with respect to the matter were 2,557,744 for, 29,738 against, 120,503 abstained and 8,387 broker non-votes.

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

Date: May 14, 1996