Form 10-Q
period 1996-06-30
GULFMARK INTERNATIONAL INC
filed 1996-08-14
CIK 44524

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

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


Number of shares of Common Stock, $1.00 Par Value, outstanding as of August 9, 1996: 3,338,852.

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

             GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                                               June 30,     December 31,
                                                                                 1996           1995
                                                                             (Unaudited)     (Audited)
                                                                              ---------       -------
                                                                                    (In thousands)
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................    $  3,399        $ 5,163
  Accounts and notes receivable...........................................       8,063          6,148
  Investment in Energy Ventures, Inc. - current...........................       9,750             --
  Inventory, prepaids and other...........................................       2,268          1,399
                                                                               -------        -------
    Total current assets..................................................      23,480         12,710
                                                                               -------        -------
INVESTMENT IN ENERGY VENTURES, INC........................................      32,901         34,321
                                                                               -------        -------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $16,505,000 in 1996 and $14,959,000 in 1995.............      71,773         61,582
                                                                               -------        -------
OTHER ASSETS..............................................................       2,606          2,322
                                                                               -------        -------
                                                                              $130,760       $110,935
                                                                               =======        =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............    $  6,022        $ 4,066
  Accounts payable........................................................       1,126          1,779
  Accrued payroll and related expenses....................................         231            564
  Other accrued liabilities...............................................       1,255          1,245
                                                                               -------        -------
    Total current labilities..............................................       8,634          7,654
                                                                               -------        -------
LONG-TERM DEBT............................................................      43,063         33,600
                                                                               -------        -------
DEFERRED TAXES AND OTHER..................................................      13,428         10,308
                                                                               -------        -------
MINORITY INTEREST.........................................................         368            415
                                                                               -------        -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized;
    3,336,352 shares issued and outstanding...............................       3,336          3,336
  Additional paid-in capital..............................................      23,501         23,501
  Retained earnings.......................................................      29,040         28,237
  Cumulative translation adjustment.......................................      (4,137)        (4,146)
  Unrealized gain on investment, net of tax...............................      13,527          8,030
                                                                               -------        -------
    Total stockholders' equity............................................      65,267         58,958
                                                                               -------        -------
                                                                              $130,760       $110,935
                                                                               =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                                          Three Months Ended          Six Months Ended
                                                                June 30,                  June 30,
                                                          --------------------     ---------------------
                                                            1996        1995         1996        1995
                                                          --------    --------      -------     ------
                                                          (In thousands, except per share amounts)
REVENUES...............................................     $  8,978     $  9,535   $  16,139   $ 17,035
COSTS AND EXPENSES:
  Direct operating expenses............................        5,391        6,861      10,492     13,195
  Selling, general and administrative expenses.........        1,597        1,348       3,002      2,696
                                                            --------     --------     -------    -------
                                                               6,988        8,209      13,494     15,891
                                                            --------     --------     -------    -------
OPERATING INCOME.......................................        1,990        1,326       2,645      1,144
                                                            --------     --------     -------    -------
OTHER INCOME (EXPENSES):
  Interest expense.....................................         (946)        (856)     (1,744)    (1,443)
  Interest income......................................           76           37         131         85
  Equity in earnings of Energy Ventures, Inc...........           --          393          --        761
  Other................................................           15           16          75         96
                                                            --------     --------     -------    -------
                                                                (855)        (410)     (1,538)      (501)
                                                            --------     --------     -------    -------
INCOME BEFORE INCOME TAXES.............................        1,135          916       1,107        643
INCOME TAX PROVISION...................................         (379)      (3,628)       (304)    (3,576)
                                                            --------     --------     -------    -------

NET INCOME (LOSS)......................................    $     756    $  (2,712)   $    803   $ (2,933)
                                                            ========     ========     =======    =======
EARNINGS (LOSS) PER SHARE..............................    $    0.23    $   (0.81)   $   0.24   $  (0.88)
                                                            ========     ========     =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING.....................       3,336        3,321       3,336      3,321
                                                            ========     ========     =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

             GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                ----------------------
                                                                                  1996          1995
                                                                                -------      ---------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................................    $    803      $ (2,933)
 Adjustments to reconcile net income (loss) to net cash provided by operations:
  Depreciation and amortization............................................       2,319         2,764
  Equity in earnings of Energy Ventures, Inc...............................          --          (761)
  Deferred and other income tax benefit....................................         256         3,532
  Change in assets and liabilities.........................................      (2,197)          345
  Other, net...............................................................         (15)         (127)
                                                                                -------       -------
Net cash provided by operating activities..................................       1,166         2,820
                                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment......................................     (13,000)       (3,493)
  Expenditures for drydocking and main engine overhaul.....................        (997)         (811)
  Proceeds from sales of property and equipment............................          --            18
                                                                                -------       -------
Net cash used in investing activities......................................     (13,997)       (4,286)
                                                                                -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt.......................................................      (1,344)      (14,936)
  Proceeds from debt, net..................................................      12,411        15,563
  Other....................................................................          --            38
                                                                                -------       -------
Net cash provided by financing activities..................................      11,067           665
                                                                                -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................................      (1,764)         (801)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................       5,163         2,989
                                                                                -------       -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $  3,399     $   2,188
                                                                                =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid..............................................................    $  1,485     $   1,566
                                                                                =======      ========
Income taxes paid..........................................................    $     53     $      48
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

              GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment
     During the first quarter of 1996, management completed an evaluation of the useful life used for depreciating vessels in light of recent vessel performance, changes in the materials available to protect vessel hulls and industry practice. Based on the results, it was determined that a useful life of twenty-five years for its vessels was a better estimate than the twenty years used previously.
Therefore effective January 1, 1996 the useful life was extended to twenty-five years. For the quarter ended June 30, 1996, the effect of this change in accounting estimate lowered depreciation expense by $468,000. The impact of the change on net income for the quarter ended June 30, 1996 was $313,000 or $0.09 per share. For the six months ended June 30, 1996, the effect of this change lowered depreciation expense by $936,000. The impact of the change on net income for the six months ended June 30, 1996 was $625,000 or $0.19 per share.

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

(2) VESSEL ACQUISITIONS
  In 1995, the Company contracted with a shipyard in Norway for the construction of two new UT 755 design vessels for deployment in the North Sea. The first vessel, named the Highland Piper, was delivered on March 15, 1996. The second vessel, to be named the Highland Drummer, is expected to be delivered in early 1997. Included in capital expenditures for the six months ended June 30, 1996 is a total of $11,508,000 related to the final construction payment on the Highland Piper and interim construction payments on the Highland Drummer. Funding for these payments was provided through additional borrowings of approximately $12,400,000 under a British Pound Sterling ("GBP") 16,500,000 facility with a bank.
     In connection with the final payment to a shipyard for the Highland Drummer, the Company entered into a forward contract to hedge approximately $12,164,000 of the commitment to pay in Norwegian Kroner against unfavorable fluctuations in the exchange rate to GBP which will be used to fund the payment. The unrealized loss of $110,000 as of June 30, 1996, is not reflected in the accompanying financial statements. Upon realization, expected to be in early 1997 when the vessel is delivered, any gain or loss will be included in the cost of the vessel.
     On August 2, 1996, the Company purchased six offshore supply vessels from Maritime (Pte) Limited which will operate in Southeast Asia. Funding for this acquisition was provided through a new $7,000,000 facility with a bank and drawdown available under existing facilities.

(3)  INVESTMENT IN ENERGY VENTURES, INC.
     At June 30, 1996, the Company owned 14% of the outstanding stock of Energy Ventures, Inc. ("Energy Ventures"), a publicly-traded (NYSE trading symbol "EVI") international oilfield equipment and service company which manufactures drill pipe and premium tubulars, production equipment and provides rig contracting services. The Company's ownership interest was diluted from 20% to 17% on June 30, 1995 as a result of Energy Ventures issuing 2.25 million shares in connection with an acquisition and from 17% to 14% in September 1995 with the issuance of 3.45 million shares through a public stock offering.
     On July 26, 1996 the Company sold 300,000 of its 2,535,572 share holding in Energy Ventures in conjunction with a public offering by Energy Ventures of 3,000,000 newly issued shares. As a result, the Company received net proceeds of approximately $8.9 million resulting in a pre-tax realized gain of approximately $6.2 million ($1.23 per share). This gain will be reported in third quarter results. As a result of this offering the Company's ownership interest in Energy Ventures decreased to approximately 10%. The accompanying balance sheet as of June 30, 1996 reflects the fair market value (excluding underwriting commissions and other related sales costs) of the 300,000 shares sold as current assets.
  Prior to June 30, 1995, the Company accounted for Energy Ventures on the equity method; however, the reduction in the Company's ownership interest on June 30, 1995, necessitated a change from the equity method to the cost method and the application of certain requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under the cost method the Company no longer records its proportionate share of Energy Ventures' earnings as was done prior to June 30, 1995, under the equity method. Any dividends paid by an investee under the cost method are reported as income to the extent that such amounts are not in excess of net accumulated earnings subsequent to the date the Company began following the cost method.
  In addition, under SFAS No. 115,"...the portion of the security that can reasonably be expected to qualify for sale within one year..." must be reported at its "fair value." If the Company is considered an "affiliate" under the federal securities rules and regulations, approximately 749,700 shares represents the number of shares which may be sold by the Company without registration pursuant to Rule 144 promulgated under the Securities Act of 1933. However, in connection with the sale of 300,000 shares discussed above, the Company has agreed not to sell any additional shares of Energy Ventures stock for 90 days after July 22, 1996, the effective date of Energy Ventures registration statement. Accordingly, the Company has reflected in the accompanying balance sheet approximately 862,200 shares of the Energy Ventures holding, comprised of 562,000 shares which could be sold under Rule 144 and 300,000 shares sold under Energy Ventures registration statement, at the closing price quoted on the New York Stock Exchange as of June 30, 1996. The related unrealized gains and losses on those shares, effective June 30, 1995, are reflected as a separate component of stockholders' equity, net of the related deferred taxes until realized. The remaining 1,673,392 shares are carried at historical cost.
  The quoted market value of Energy Ventures' shares held by the Company may not be the value that would be realized should the Company dispose of some or all of the shares. As of August 9, 1996, the quoted market value of Energy Ventures' shares held by the Company, excluding the 300,000 shares sold on July 26, 1996, was $67,068,000.

     The following represents unaudited summarized income statements for Energy Ventures. For more information regarding Energy Ventures' financial condition and operations, reference is made to Energy Ventures' June 30, 1996 Form 10-Q filed with the Securities and Exchange Commission.

                                      SUMMARIZED INCOME STATEMENTS
                                               (Unaudited)
     ---------------------------------------------------------------------------------------
                                               Three Months Ended       Six Months Ended
                                                    June 30,                  June 30,
                                               --------------------     --------------------
                                                  1996        1995        1996          1995
                                                --------    --------    ---------     --------
                                                                 (In thousands)
     Revenues................................   $ 119,886     $ 79,747    $ 229,928   $ 152,407
     Expenses................................    (106,895)     (72,860)    (206,167)   (138,866)
     Other expenses, net.....................      (4,075)      (4,144)      (8,159)     (8,168)
                                                 ---------     --------    --------    --------
     Income before income taxes..............       8,916        2,743       15,602       5,373

     Income tax provision....................      (3,122)        (990)      (5,461)     (1,989)
                                                 ---------     --------    --------    --------

     Income before extraordinary charge......       5,794        1,753       10,141       3,384
     Extraordinary charge, net of taxes......        (731)          --         (731)         --
                                                 ---------     --------    --------    --------
     Net income..............................   $   5,063     $  1,753    $   9,410   $   3,384
                                                 ========      =======     ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
     At June 30, 1996, the Company had $3.4 million in cash and cash equivalents as compared to $5.2 million at December 31, 1995.
     In 1995, the Company contracted with a shipyard in Norway for the construction of two UT 755 design vessels for deployment in the North Sea. The first vessel, named the Highland Piper, was delivered March 15, 1996. The second vessel, to be named the Highland Drummer, is expected to be delivered in early 1997. The Company made a final construction payment and interim construction payments during the six months ended June 30, 1996, totaling $11,508,000. No further payments on the second vessel are expected in 1996. Funding was provided by additional borrowings under an existing credit facility.
     On August 2, 1996 the Company purchased six offshore supply vessels which will operate in Southeast Asia. Funding for this acquisition was provided through a new $7,000,000 facility with a bank and through drawdowns on existing facilities.
     During the six month period ended June 30, 1996, expenditures for scheduled drydockings of vessels were $993,000 and for vessel upgrades and modifications were $57,000. The Company estimates that capital and maintenance expenditures, excluding any expenditures to build or acquire additional vessels, will be approximately $0.5 million for the remainder of 1996, of which $0.4 million is related to scheduled drydockings. The remainder primarily represents vessel upgrades and non-marine expenditures which are not subject to firm commitments, and the Company may modify its plans as appropriate.
     At June 30, 1996, the Company had outstanding long-term debt of $46.6 million borrowed under various facilities. These facilities are secured by first preferred ship mortgages on thirteen of the Company's vessels and assignments of such vessels' earnings. Interest on the borrowings accrues at between LIBOR plus 1 1/4% and LIBOR plus 1 5/8% per annum. Scheduled long-term debt repayments are expected to be $1,767,000 for the remainder of 1996. The loan facility agreements place certain restrictions on the ability of the subsidiaries subject to these agreements to pay dividends. Cash held by these subsidiaries was $2,932,000 million as of June 30, 1996. As of August 9, 1996, the Company could borrow up to $2.4 million under its short-term credit facilities without providing additional security to its lenders.

An additional $9.3 million is available under a revolving credit facility with the provision of further security through vessel mortgages. This available credit is expected to be used in connection with the building of the Highland Drummer discussed above.
     On July 26, 1996, the Company sold 300,000 shares of Energy Ventures stock for approximately $8.9 million in cash. Such cash is available for future investment opportunities.
     Substantially all of the Company's tax provision is for deferred taxes. As of December 31, 1995, the Company had net operating loss carryforwards for tax purposes which are available to offset taxable income generated of $8,021,000 for United States tax purposes and of $19,498,000 for United Kingdom tax purposes in future years. As a result of the sale of 300,000 shares of Energy Ventures stock subsequent to June 30, 1996, substantially all of the net operating loss carryforward available for United States tax purposes was utilized.
     The Company believes that current reserves of cash and short-term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance internal operating requirements. The Company continues, however, to actively seek further investment opportunities. Such investments may require the expenditure of significant resources, either in cash, notes, stock or a combination thereof.

RESULTS OF OPERATIONS

     The Company's operating income was $1,990,000 for the quarter ended June 30, 1996 as compared to $1,326,000 for the 1995 second quarter, a 50% increase. Revenues for the quarter were $8,978,000 as compared to $9,535,000 for the comparative prior year period.
    Improvements in revenues and operating income for the marine segment are primarily attributable to the addition of two vessels to the North Sea fleet: the newly constructed Highland Piper (delivered March 1996) and the Atlantic Warrior (previously was under bareboat charter and purchased December 1995). In addition earnings for the current quarter benefitted from the impact on depreciation of a change in the estimated useful life of the vessels in the fleet (effective January 1, 1996) and earnings from the Seapower, which was out of service from January to May of 1995 while being readied for a contract in Brazil. This contract was recently extended to May 1999. These improvements were offset somewhat by lower earnings from vessels working in Southeast Asia.

     The erosion control segment reported marginal earnings for the 1996 second quarter in contrast to earnings of $0.3 million for the 1995 second quarter. Revenues for this segment were 51% less than the 1995 second quarter.
     Net income was $756,000 or $0.23 per share as compared to a net loss of $(2,712,000) or $(0.81) per share for the same period in 1995. Included in the prior year second quarter results was a non-cash charge of $3,374,000 or $1.02 per share for additional deferred taxes associated with the Company's holding in Energy Ventures. In addition, the 1995 second quarter included $393,000 or $0.12 per share of income attributable to equity in earnings of Energy Ventures. As discussed in the condensed notes to consolidated financial statements, the Company no longer accounts for this holding using the equity method and accordingly there is no equity pickup component included in results for 1996. Excluding the impact of Energy Ventures from 1995 results, net income was $296,000 or $0.09 per share for the 1995 second quarter versus $756,000 or $0.23 per share for the 1996 second quarter.
     The Company's operating income for the six months ended June 30, 1996 was $2,645,000 versus $1,144,000 for the comparative prior year period. Marine operating income improved as a result of the vessel additions, reduction in depreciation due to the change in the estimated useful life of the vessels and earnings from the Seapower discussed above. These improvements were offset by higher operating expenses for vessels deployed in the North Sea. The erosion control segment incurred a loss for the six months ended June 30, 1996 in contrast to earnings for the comparative 1995 period.
     The Company had net income of $803,000 or $0.24 per share for the six months ended June 30, 1996 versus a net loss of $(2,933,000) or $(0.88) per share for the six months ended June 30, 1995. In addition to the $3,374,000 non-cash charge for additional taxes associated with the Company's investment in Energy Ventures discussed above, the results for the six months ended June 30, 1995 included $761,000 or $0.22 per share of income attributable to equity in earnings of Energy Ventures.
     As discussed in the notes to consolidated financial statements and "Liquidity and Capital Resources," the Company sold 300,000 shares of Energy Ventures common stock on July 26, 1996 in a public offering for approximately $8.9 million resulting in a pre-tax realized gain of approximately $6.2 million or $1.23 per share. This gain will be reported in third quarter results.

CURRENCY FLUCTUATIONS AND INFLATION

     A significant portion of the Company's operations are overseas, therefore the Company is potentially exposed to currency fluctuations and exchange risks. Charters for vessels in the Company's North Sea fleet are primarily denominated in British Pounds Sterling ("GBP") as are substantially all the operating costs. North Sea operations generated $11,133,000 in revenues, $3,712,000 in operating income and $2,350,000 of cash flows from operations during the six months ended June 30, 1996. Fluctuations in the GBP/Dollar exchange rate for 1996 thus far have been minimal as was also the case in 1995 with a high of GBP=U.S.$1.56 to a low of GBP=U.S.$1.49 for the period from January 1, 1996 to August 9, 1996 for an average of GBP = $1.53 for the period. The Company hedged the effect on cash flows of these fluctuations in the GBP/Dollar exchange rates through GBP denominated borrowings which account for 88% or $42.9 million of total debt. All of the estimated $1.8 million in debt repayments for the remainder of 1996 are attributable to GBP denominated debt.
     Reflected in the accompanying balance sheet for June 30, 1996, is a $(4,137,000) cumulative translation adjustment relating to the lower GBP exchange rate as of June 30, 1996 and to the Company's equity share of translation adjustments reported by Energy Ventures. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and are partially offset by GBP denominated debt in the North Sea.

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





Date: August 14, 1996