Form 10-Q
period 1996-09-30
GULFMARK INTERNATIONAL INC
filed 1996-11-14
CIK 44524

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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


Number of shares of Common Stock, $1.00 Par Value, outstanding as of November 11, 1996: 3,338,852.

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

             GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                                            September 30,   December 31,
                                                                                 1996           1995
                                                                             (Unaudited)     (Audited)
                                                                              ---------      --------
                                                                                    (In thousands)
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................    $ 14,108        $ 5,163
  Accounts and notes receivable...........................................      10,646          6,148
  Inventory, prepaids and other...........................................         798          1,399
                                                                               -------        -------
    Total current assets..................................................      25,552         12,710
                                                                               -------        -------
INVESTMENT IN ENERGY VENTURES, INC........................................      51,520         34,321
                                                                               -------        -------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $17,577,000 in 1996 and $14,959,000 in 1995.............      81,865         61,582
                                                                               -------        -------
OTHER ASSETS..............................................................       2,496          2,322
                                                                               -------        -------
                                                                              $161,433       $110,935
                                                                               =======        =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt.............    $  9,588       $  4,066
  Accounts payable........................................................       1,427          1,779
  Accrued payroll and related expenses....................................         529            564
  Other accrued liabilities...............................................       1,519          1,245
                                                                               -------        -------
    Total current labilities..............................................      13,063          7,654
                                                                               -------        -------
LONG-TERM DEBT............................................................      48,873         33,600
                                                                               -------        -------
DEFERRED TAXES AND OTHER..................................................      20,297         10,308
                                                                               -------        -------
MINORITY INTEREST.........................................................         431            415
                                                                               -------        -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; 10,000,000 shares authorized;
    3,338,852 and 3,336,352 shares issued and outstanding.................       3,339          3,336
  Additional paid-in capital..............................................      23,515         23,501
  Retained earnings.......................................................      34,751         28,237
  Cumulative translation adjustment.......................................      (3,943)        (4,146)
  Unrealized gain on investment, net of tax...............................      21,107          8,030
                                                                               -------        -------
    Total stockholders' equity............................................      78,769         58,958
                                                                               -------        -------
                                                                              $161,433       $110,935
                                                                               =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                 (UNAUDITED)

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                          --------------------     ---------------------
                                                            1996        1995         1996        1995
                                                          --------    --------      -------     ------
                                                          (In thousands, except per share amounts)
REVENUES...............................................     $11,778     $10,547    $27,917     $27,582
COSTS AND EXPENSES:
  Direct operating expenses............................       6,572       7,168     17,064      20,363
  Selling, general and administrative expenses.........       1,840       1,912      4,842       4,608
                                                             -------     -------    -------     -------
                                                              8,412       9,080     21,906      24,971
                                                             -------     -------    -------     -------
OPERATING INCOME.......................................       3,366       1,467      6,011       2,611
                                                             -------     -------    -------     -------
OTHER INCOME (EXPENSES):
  Interest expense.....................................      (1,049)       (676)    (2,793)     (2,119)
  Interest income......................................         132          42        263         127
  Equity in earnings of Energy Ventures, Inc...........          --          --         --         761
  Gain on sale of Energy Ventures, Inc stock...........       6,264          --      6,264          --
  Other................................................         (39)         (7)        36          89
                                                             -------     -------    -------     -------
                                                              5,308        (641)     3,770      (1,142)
                                                             -------     -------    -------     -------
INCOME BEFORE INCOME TAXES.............................       8,674         826      9,781       1,469
INCOME TAX PROVISION...................................      (2,963)       (149)    (3,267)     (3,725)
                                                             -------     -------    -------     -------
NET INCOME (LOSS).......................................   $  5,711    $    677    $ 6,514    $ (2,256)
                                                             =======     =======    =======     =======
EARNINGS (LOSS) PER SHARE..............................    $   1.71    $   0.20    $  1.95    $  (0.68)
                                                             =======     =======    =======     =======

WEIGHTED AVERAGE SHARES OUTSTANDING.....................      3,339       3,321      3,338       3,321
                                                             =======     =======    =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

             GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                  1996          1995
                                                                                -------       --------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................................    $  6,514       $(2,256)
 Adjustments to reconcile net income (loss) to net cash provided by operations:
  Depreciation and amortization............................................       3,681         4,183
  Deferred and other income tax provision..................................       3,215         3,654
  Equity in earnings of Energy Ventures, Inc...............................          --          (761)
  Gain on sale of Energy Ventures, Inc. stock..............................      (6,264)           --
  Change in assets and liabilities.........................................      (2,843)        1,115
  Other, net...............................................................          79          (102)
                                                                                 -------       -------
Net cash provided by operating activities..................................       4,382         5,833
                                                                                 -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment......................................     (23,582)       (5,170)
  Expenditures for drydocking and main engine overhaul.....................      (1,062)       (1,040)
  Proceeds from sales of property and equipment............................          --            29
  Proceeds from sale of Energy Ventures, Inc. stock........................       8,888            --
                                                                                 ------        ------
Net cash used in investing activities......................................     (15,756)       (6,181)
                                                                                 ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt.......................................................      (1,925)      (14,308)
  Proceeds from debt, net..................................................      22,227        15,508
  Other....................................................................          17            21
                                                                                 ------        -------
Net cash provided by financing activities..................................      20,319         1,221
                                                                                 ------        -------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................................       8,945           873

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.......................       5,163         2,989
                                                                                 ------        -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.............................    $ 14,108       $ 3,862
                                                                                 ======        =======
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid..............................................................    $  2,467       $ 2,180
                                                                                 ======        =======
Income taxes paid..........................................................    $     59       $    72
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

              GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment
     During the first quarter of 1996, management completed an evaluation of the useful life used for depreciating vessels in light of recent vessel performance, changes in the materials available to protect vessel hulls and industry practice. Based on the results, it was determined that a useful life of twenty-five years for its vessels was a better estimate than the twenty years used previously.
Therefore effective January 1, 1996, the useful life was extended to twenty-five years. For the quarter ended September 30, 1996, the effect of this change in accounting estimate lowered depreciation expense by $468,000. The impact of the change on net income for the quarter ended September 30, 1996 was $313,000 or $0.09 per share. For the nine months ended September 30, 1996, the effect of this change lowered depreciation expense by $1,404,000. The impact of the change on net income for the nine months ended September 30, 1996 was $938,000 or $0.28 per share.

New Accounting Pronouncements
  In March 1995, the Financial Accounting Standards Board issued
SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which was effective for the Company on January 1, 1996. The statement sets forth guidelines regarding when to recognize an impairment of long-lived assets, including goodwill, and how to measure such impairment. Adoption of SFAS No. 121 did not have any effect on the Company's consolidated financial statements.
  As of January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation", was effective for the Company. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense recognition when stock options are granted. The Company will continue the use of its current intrinsic value based method of accounting for such plans.

(2) VESSEL ACQUISITIONS
  In 1995, the Company contracted with a shipyard in Norway for the construction of two new UT 755 design vessels for deployment in the North Sea. The first vessel, named the Highland Piper, was delivered on March 15, 1996. The second vessel, to be named the Highland Drummer, is expected to be delivered in early 1997. Included in capital expenditures for the nine months ended September 30, 1996 is a total of $11,508,000 related to the final construction payment on the Highland Piper and interim construction payments on the Highland Drummer. Funding for these payments was provided through additional borrowings of approximately $12,400,000 under a British Pound Sterling ("GBP") 16,500,000 facility with a bank.
     In connection with the final payment to a shipyard for the Highland Drummer, the Company entered into a forward contract to hedge approximately $12,266,000 of the commitment to pay in Norwegian Kroner against unfavorable fluctuations in the exchange rate to GBP which will be used to fund the payment. The unrealized loss of $195,000 as of September 30, 1996, is not reflected in the accompanying financial statements. The vessel is expected to be delivered in early 1997 at which time any realized gain or loss will be included in the cost of the vessel.
     On August 2, 1996, the Company purchased six offshore supply vessels from Maritime (Pte) Limited which operate in Southeast Asia. Funding for this acquisition was provided through a new $7,000,000 facility with a bank and drawdown available under existing facilities. The new facility requires ten semi-annual payments beginning in 1997.
     The Company has entered into a contract with a shipyard to construct an enhanced UT 755 design, supply vessel at a price of approximately $18 million. The new ship will be a modified version of the Company's recently delivered Highland Piper (March 1996) and the soon to be delivered, Highland Drummer (January 1997). This vessel, scheduled for delivery in the first quarter of 1998, will be available to participate in the growing demand for deep water, remotely operated vehicle (ROV) support, standard supply duties and specialized services in the North Sea. The Company is required to make interim construction payments of $.9 million in 1996 and $2.7 million in 1997. Final payment is due upon delivery of the vessel. The Company anticipates financing the cost of the vessel through additional borrowings and existing funds.

(3)  INVESTMENT IN ENERGY VENTURES, INC.
     At September 30, 1996, the Company owned 2,235,572 shares of stock of Energy Ventures, Inc. ("Energy Ventures"), a publicly-traded (NYSE trading symbol "EVI") international oilfield equipment and service company which manufactures artificial lift and completion systems, drill pipe and premium tubulars and provides rig contracting services. On July 26, 1996, the Company sold 300,000 of its 2,535,572 share holding in Energy Ventures in conjunction with a public offering by Energy Ventures of 3,000,000 newly issued shares. As a result, the Company received net proceeds of approximately $8.9 million resulting in an after-tax gain of approximately $4.1 million or $1.24 per share. As a result of this sale and offering, the Company's ownership interest in Energy Ventures decreased to approximately 10%.
     The Company's ownership interest was previously diluted from 20%
to 17% on June 30, 1995 as a result of Energy Ventures' issuing 2.25 million shares in connection with an acquisition and from 17% to 14% in September 1995 with the issuance of 3.45 million shares through a public stock offering in September 1995.
       Prior to June 30, 1995, the Company accounted for Energy Ventures on the equity method; however, the reduction in the Company's ownership interest on June 30, 1995, necessitated a change from the equity method to the cost method and the application of certain requirements of Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under the cost method the Company no longer records its proportionate share of Energy Ventures' earnings as was done prior to June 30, 1995, under the equity method.
     Any dividends paid by an investee under the cost method are reported as income to the extent that such amounts are not in excess of net accumulated earnings subsequent to the date the Company began following the cost method. In addition, under SFAS No. 115, "...the portion of the security that can reasonably be expected to qualify for sale within one year..." must be reported at its "fair value". If the Company is considered an "affiliate" under the federal securities rules and regulations, approximately 1,007,000 shares represents the number of shares which may be sold by the Company without restriction pursuant to Rule 144 promulgated under the Securities Act of 1933. However, in connection with the sale of the 300,000 shares discussed above, the Company agreed not to sell any additional shares of Energy Ventures stock for 90 days after July 22, 1996, the effective date of Energy Ventures' registration statement. Accordingly, the Company has reflected in the accompanying balance sheet approximately 1,007,000 shares of the Energy Ventures holding at the closing price quoted on the New York Stock Exchange as of September 30, 1996. The related unrealized gains and losses on those shares are reflected as a separate component of stockholders' equity, net of the related deferred taxes until realized. The remaining 1,228,572 shares are carried at historical cost.
     The quoted market value of Energy Ventures' shares held by the Company may not be the value that would be realized should the Company dispose of some or all of the shares. As of November 11, 1996, the quoted market value of Energy Ventures' shares held by the Company was $105,072,000.
     The following represents unaudited summarized income statements for Energy Ventures. For more information regarding Energy Ventures' financial condition and operations, reference is made to Energy Ventures' September 30, 1996 Form 10-Q filed with the Securities and Exchange Commission.

                                      SUMMARIZED INCOME STATEMENTS
                                               (Unaudited)
     ---------------------------------------------------------------------------------------
                                               Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                               --------------------     --------------------
                                                  1996        1995        1996        1995
                                                --------    --------    --------    --------
                                                                 (In thousands)
     Revenues................................   $160,632     $ 93,797    $390,560   $246,204
     Expenses................................   (141,563)     (84,602)   (347,730)  (223,468)
     Other expenses, net.....................     (4,056)      (4,510)    (12,215)   (12,678)
                                                 --------     --------    --------   --------
     Income before income taxes..............     15,013        4,685      30,615     10,058
     Income tax provision....................     (5,254)      (1,129)    (10,715)    (3,118)
                                                 --------     --------    --------   --------
     Income before extraordinary charge......      9,759        3,556      19,900      6,940

     Extraordinary charge, net of taxes......         --           --        (731)        --
                                                 --------     --------    --------   --------

     Net income ..............................  $  9,759    $   3,556    $ 19,169   $  6,940
                                                 ========     ========    ========   ========

(4) CONTINGENCIES
     The Company along with a major railroad was named in a lawsuit in which the Plaintiffs are claiming damages resulting from flooding and erosion allegedly caused by the railroad and/or the Company. During the third quarter 1996, the Company was discharged from all claims by the Plaintiffs in exchange for consideration which was immaterial to the financial statements of the Company.
     On November 14, 1995, an arbitration panel in Houston awarded a customer of Ercon Development Co. ("Ercon"), the Company's subsidiary, $468,000 in connection with an erosion control system installed on the customer's property. The amount of the award is reflected in the accompanying statements of income. The Company made a claim to its insurance carrier for the award and associated legal fees; however, the insurance company has denied coverage. Coverage of the claim and related costs of defense are the subject of ongoing litigation.
     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel and in consideration of reserves recorded, that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
     At September 30, 1996, the Company had $14.1 million in cash and cash equivalents as compared to $5.2 million at December 31, 1995.
     In 1995, the Company contracted with a shipyard in Norway for the construction of two UT 755 design vessels for deployment in the North Sea. The first vessel, named the Highland Piper, was delivered March 15, 1996. The second vessel, to be named the Highland Drummer, is expected to be delivered in early 1997. The Company made a final construction payment and interim construction payments during the nine months ended September 30, 1996, totaling $11,508,000. No further payments on the second vessel are expected in 1996. A final payment of $12.2 million is due upon delivery of the Drummer. Funding was provided by additional borrowings under an existing credit facility.
         On August 2, 1996, the Company purchased six offshore supply vessels from Maritime (Pte) Limited which operate in Southeast Asia. Funding for this acquisition was provided through a new $7,000,000 facility with a bank and drawdown available under existing facilities. The new facility requires ten semi-annual payments beginning in 1997.
     The Company has entered into a contract with a shipyard to construct an enhanced UT 755 design, supply vessel at a price of approximately $18 million. The new ship will be a modified version of the Company's recently delivered Highland Piper (March 1996) and the soon to be delivered, Highland Drummer (January 1997). This vessel, scheduled for delivery in the first quarter of 1998, will be available to participate in the growing demand for deep water, remotely operated vehicle (ROV) support, standard supply duties and specialized services in the North Sea. The Company is required to make interim construction payments of $.9 million in 1996 and $2.7 million in 1997. Final payment is due upon delivery of the vessel. The Company anticipates financing the cost of the vessel through additional borrowings and existing funds.
     During the nine month period ended September 30, 1996, expenditures for scheduled drydockings of vessels were $1,062,000 and $57,000 for vessel upgrades and modifications. The Company estimates that capital and maintenance expenditures, excluding any expenditures to build or acquire additional vessels, will be approximately $0.5 million for the remainder of 1996, of which $0.4 million is related to scheduled drydockings.
     At September 30, 1996, the Company had outstanding long-term debt of $53.8 million borrowed under various facilities. These facilities are secured by first preferred ship mortgages on nineteen of the Company's vessels and assignments of such vessels' earnings. Interest on the borrowings accrues at between LIBOR plus 1 1/4% and LIBOR plus 2 1/4% per annum. Scheduled debt repayments are expected to be $2.5 million for the remainder of 1996. The loan facility agreements place certain restrictions on the ability of the subsidiaries subject to these agreements to pay dividends. Cash held by these subsidiaries was $4.6 million as of September 30, 1996. As of November 11, 1996, the Company could borrow up to $2.0 million under its short-term credit facilities without providing additional security to its lenders. An additional $9.7 million is available under a revolving credit facility with the provision of further security through vessel mortgages. This available credit is expected to be used in connection with the completion of the Highland Drummer discussed above.
     On July 26, 1996, the Company sold 300,000 shares of Energy Ventures stock for approximately $8.9 million in cash. Such cash is available for future investment opportunities.
     Substantially all of the Company's tax provision is for deferred taxes. As of December 31, 1995, the Company had net operating loss carryforwards for tax purposes which are available to offset taxable income generated of $8,021,000 for United States tax purposes and of $19,498,000 for United Kingdom tax purposes in future years. As a result of the sale of 300,000 shares of Energy Ventures stock substantially all of the net operating loss carryforward available for United States tax purposes was utilized.
     The Company believes that current reserves of cash and short-term investments, cash flows from operations and access to various credit arrangements will provide sufficient resources to finance internal operating requirements. The Company continues, however, to actively seek further investment opportunities. Such investments may require the expenditure of significant resources, either in cash, notes, stock or a combination thereof.

RESULTS OF OPERATIONS

     The Company's operating income was $3,366,000 for the quarter ended September 30, 1996 as compared to $1,467,000 in the same period last year. Revenues for the quarter were $11,778,000 as compared to $10,547,000 for the comparative prior year period.
        Improvements in revenues and operating income for the marine segment are primarily attributable to the addition of two vessels to the North Sea fleet: the newly constructed Highland Piper (delivered March 1996) and the Atlantic Warrior (previously was under bareboat charter and purchased December 1995). Results were also favorably impacted by an upturn in North Sea spot market day rates late in the quarter as well as the August 1996 acquisition of six offshore supply vessels in Southeast Asia. In addition, earnings for the current quarter benefitted from reduced depreciation resulting from the Company's change (effective January 1, 1996) to conform its estimate of vessel useful life to the industry standard of 25 years.

     The erosion control segment reported earnings for the 1996 third quarter which were $420,000 more than the 1995 third quarter. While revenues for this segment were $538,000 less than the 1995 third quarter, total expenses for the third quarter 1996 were $957,000 less than the 1995 third quarter. Total 1995 third quarter expenses included over $400,000 in expenses related to additional taxes owed and expenses related to pending litigation.
     Net income for the quarter ended September 30, 1996 was $5,711,000 or $1.71 per share of which $4,134,000 (net of tax) or $1.24 per share is related to the sale of 300,000 shares of Energy Ventures' stock. Excluding the impact of the stock sale, net income for the quarter was $1,577,000 or $0.47 per share as compared to $677,000 or $0.20 per share for the comparable 1995 period.
     The Company's operating income for the nine months ended September 30, 1996 was $6,011,000 versus $2,611,000 for the comparative prior year period. Marine operating income improved as a result of the vessel additions and reduction in depreciation due to the change in the estimated useful life of the vessels.
     The Company had net income of $6,514,000 or $1.95 per share for the nine months ended September 30, 1996 versus a net loss of $(2,256,000) or $(0.68) per share for the nine months ended September 30, 1995. Included in the prior year nine months ended September 30, 1995 was a $3,374,000 non-cash charge for additional taxes associated with the change from the equity method to the cost method of accounting for the Company's investment in Energy Ventures. Also included in results for the nine months ended September 30, 1995 was $761,000 or 0.22 per share of income attributable to equity in earnings of Energy Ventures.
     As discussed in the notes to consolidated financial statements and "Liquidity and Capital Resources", the Company sold 300,000 shares of Energy Ventures common stock on July 26, 1996 in a public offering for approximately $8.9 million resulting in an after-tax gain of approximately $4.1 million or $1.24 per share.

CURRENCY FLUCTUATIONS AND INFLATION

     A significant portion of the Company's operations are overseas, therefore the Company is potentially exposed to currency fluctuations and exchange risks. Charters for vessels in the Company's North Sea fleet are primarily denominated in British Pound Sterling ("GBP") as are substantially all of the operating costs. North Sea operations generated $17,736,000 in revenues, $6,443,000 in operating income and $4,092,000 of cash flows from operations during the nine months ended September 30, 1996. Fluctuations in the GBP/Dollar exchange rate for 1996 have been minimal as was also the case in 1995 with a high of GBP=U.S.$1.65 to a low of GBP=U.S.$1.49 for the period from January 1, 1996 to November 11, 1996 for an average of GBP = $1.54 for the period. The Company hedged the effect on cash flows of these fluctuations in the GBP/Dollar exchange rates through GBP denominated borrowings which account for 78% or $45.6 million of total debt. All of the estimated $2.5 million in debt repayments for the remainder of 1996 are attributable to GBP denominated debt.
     Reflected in the accompanying balance sheet for September 30, 1996, is a cumulative translation adjustment of $3,943,000 relating to the GBP exchange rate as of September 30, 1996 and the Company's share of translation adjustments reported by Energy Ventures. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and are partially offset by GBP denominated debt in the North Sea.
     To date, general inflationary pressures have not had a material effect on the Company's operating revenues or expenses.


                      PART 2.  OTHER INFORMATION

None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     GulfMark International, Inc.
                                            (Registrant)



                                    By:
                                       -----------------------------
                                              Frank R. Pierce
                                         Executive Vice President
                                       (Principal Financial Officer)



                                   By:
                                      ------------------------------
                                            Kevin Mitchell
                                              Controller
                                     (Principal Accounting Officer)

Date: November 14, 1996