Form 10-K405
period 1996-12-31
GULFMARK INTERNATIONAL INC
filed 1997-03-26
CIK 44524

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
              ___________________________________________________

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO
                                              ----   ----
         Aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the price at which the stock was sold as of March 14, 1997: $200,397,000.

         Number of shares of common stock outstanding as of March 14, 1997:
3,339,952.

                               TABLE OF CONTENTS



                                                                                                        PAGE
                                                                                                      --------
PART I
 Item 1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
               General Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
               Offshore Marine Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
               Erosion Control . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
               Energy Ventures, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
               Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
 Item 2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
 Item 3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
 Item 4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .    12

PART II                                                                                                   12
 Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . .    13
 Item 6.       Selected Consolidated Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . .
 Item 7.       Management's Discussion and Analysis of Financial Condition and Results of                 14
                    Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
 Item 8.       Consolidated Financial Statements and Supplementary Data  . . . . . . . . . . . . . . .
 Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial
                    Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41

PART III
 Item 10.      Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . .    41
 Item 11.      Director and Executive Officer Compensation . . . . . . . . . . . . . . . . . . . . . .    42
 Item 12.      Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . .    44
 Item 13.      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . .    46

PART IV
 Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . .    46

PART I

ITEM 1.   BUSINESS

                                GENERAL BUSINESS

         GulfMark International, Inc. (together with its subsidiaries, the "Company") operates in two principal industry segments: offshore marine services and erosion control services. In addition, the Company has a 9.7% ownership interest in Energy Ventures, Inc. (NYSE:EVI), an international oilfield equipment and service company ("EVI"). Originally, the Company was a consulting engineering firm specializing in onshore oil and gas pipelines which expanded its operations during the 1970s and 1980s into other engineering and technology fields. As a result of a five year restructuring which was completed in 1990, all of these operations were disposed of with the exception of erosion control services.

         The Company then entered the business of providing offshore marine services in international markets in 1990 through an acquisition of offshore support vessels operating primarily in the North Sea and Southeast Asia. These offshore support vessels provide transportation of materials, supplies and personnel to and from offshore drilling platforms and rigs, production platforms and other installations. Some of the vessels also perform anchor handling and towing services. In addition to the vessels, the Company acquired various support facilities, spare parts inventory and customer and vessel management contracts. This acquisition marked the Company's expansion into the oilfield service and equipment industry and signaled the completion of the Company's transition from what was historically an engineering services oriented company. The Company then set about the task of expanding and upgrading its marine operations with the addition of 15 vessels, 4 of which were newly constructed. These acquisitions were funded with a combination of internal funds and bank debt. In addition, the Company has 2 vessels in its fleet under bareboat charters and has 6 vessels under management contracts.

         The Company was organized as a Delaware corporation in 1953. Its principal executive offices are located at 5 Post Oak Park, Suite 1170, Houston, Texas, 77027, and its telephone number is (713) 963-9522.

PROPOSED DISTRIBUTION AND MERGER

         On December 5, 1996, the Company announced it had entered into a definitive Agreement and Plan of Merger ("Merger Agreement") with EVI, GulfMark Offshore, Inc. ("New GulfMark") and GulfMark Acquisition Co. pursuant to which EVI will acquire the Company in a tax-free merger (the "Merger") whereby approximately 2.2 million shares of EVI common stock will be issued to the Company's stockholders on the basis of .6695 shares of EVI common stock (as adjusted per the Merger Agreement) for each share of the Company's common stock held by such stockholders. As a condition to the Merger, the Company will contribute its offshore marine services business and certain other related assets ("the GulfMark Marine Business") to New GulfMark in consideration for issuance to the Company of approximately 6,679,904 shares of New GulfMark common stock and the assumption by New GulfMark of all of the liabilities of the GulfMark Marine Business and certain historical liabilities of the Company (the "Contribution"). Immediately following the Contribution, the Company will distribute all of its New GulfMark common stock to the Company's stockholders on the basis of two shares of New GulfMark common stock for each share of the Company's common stock held by the Company's stockholders (the "Distribution") pursuant to the terms of the Agreement and Plan of Distribution entered into on December 5, 1996, by and among the Company, New GulfMark and EVI. The Contribution, the Distribution and the Merger and the transactions related thereto are referred to herein as the "Transactions". It is anticipated that the Transactions will be consummated in the second quarter of 1997.

RECENT DEVELOPMENTS

         The Company contracted with a shipyard in Norway early in 1995 for the construction of two UT 755 design vessels for deployment in the North Sea. Delivery of the first vessel, the Highland Piper, was made March 15, 1996. The second vessel, the Highland Drummer, was delivered January 3, 1997. The Company made the final payment on the Highland Piper and interim construction payments on the Highland Drummer totaling $11,508,000 during 1996 and a final payment on the Highland Drummer of $12,850,000 in 1997. Funding of $7,254,000 for the final payment in 1997 was provided by additional borrowings under existing credit facilities. In connection with the delivery of these two vessels, the Company is entitled to receive a subsidy from the Norwegian government equal to 9.5% of the gross construction price. The Company has accounted for subsidies as a reduction of the purchase price of the vessels.

         In November 1996 the Company entered into a Norwegian Kroner denominated contract with a Norwegian shipyard to construct an enhanced UT 755 design, supply vessel at a price of approximately $18.0 million. The new vessel, to be named the Highland Rover, will be a modified version of the Company's recently delivered Highland Piper (March 1996) and Highland Drummer (January 1997). This vessel, scheduled for delivery in the first quarter of 1998, will be available to participate in the growing demand for deep water remotely operated vehicle (ROV) support and specialized services as well as standard supply duties in the North Sea. The Company made interim construction payments of $0.9 million in 1996 and is required to make interim payments of approximately $2.7 million in 1997. Final payment is due upon delivery of the vessel. The Company anticipates financing the cost of the vessel through additional borrowings and existing funds. Subsequent to year end, the Company entered into a contract to hedge approximately $13.9 million of the Norwegian Kroner commitment against unfavorable fluctuations in the Sterling to Kroner exchange rates. Upon delivery, any gain or loss will be included in the cost of the vessel.

         On August 2, 1996, the Company purchased six offshore supply vessels from Maritime (Pte) Limited which operated in Southeast Asia. Funding for this acquisition was provided through a new $7,000,000 facility with a bank and a drawdown available under existing credit facilities. The new facility requires ten semi-annual payments beginning in 1997.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Financial information regarding revenues, operating income and identifiable assets for each segment and geographic area is contained in Note 11 to the Consolidated Financial Statements. Financial information about Energy Ventures, Inc. is contained in Note 4 to the Consolidated Financial Statements.

                            OFFSHORE MARINE SERVICES

         The Offshore Marine Services segment of the Company will be contributed to New GulfMark as part of the Transactions. It is anticipated that operations of this division will continue as outlined below and in the notes to the Consolidated Financial Statements after the consummation of the Transactions.

GENERAL

         The Company, through its Gulf Offshore Marine Division, operates twenty-nine offshore support vessels, principally in two major offshore exploration and production areas of the world: the North Sea and Southeast Asia. The Company does not currently operate any vessels in offshore U.S. waters. Offshore support vessels are contracted by major integrated oil companies and large independent oil and gas operators to transport personnel, supplies and material, as well as to move and position drilling structures in support of the exploration and production of oil and gas in offshore waters.

         Offshore support vessels generally fall into seven functional categories: (1) supply vessels, (2) anchor handling, towing and supply vessels, (3) construction support vessels, (4) standby rescue vessels, (5) crewboats, (6) specialty vessels and (7) utility vessels. It is not unusual for a vessel to function in more than one of these categories.

         o Supply vessels (150' to 200') are used to transport supplies such as fuel, water, drilling fluids, equipment and provisions. Large platform supply vessels (200' to 275'), because of their large, clear after deck and below deck capacities, are well suited for large concentrated offshore production centers.

         o Anchor handling, towing and supply vessels (150' to 250') are used to set anchors for the rigs and to tow mobile drilling rigs and equipment from one location to another. In addition, these vessels typically can be used as supply vessels when they are not performing anchor handling and towing services.

         o Construction support vessels can be vessels used in the actual construction effort such as pipe laying barges or they can be specially designed vessels, such as pipe carriers, used to transport the large cargos of material and supplies required to support construction and installation of offshore platforms and pipelines.

         o Standby rescue vessels perform a safety patrol function for an area and are equipped to provide emergency rescue and first aid in the event of accidents.

         o Crewboats are smaller vessels (75' to 120') used to transport personnel and a limited amount of supplies to platforms and rigs.

         o Specialty vessels perform diving and seismic support, as well as other functions such as well stimulation, oil recovery and oil pollution control.

         o Utility vessels (90' to 150') provide limited crew transportation, some transportation of oilfield support equipment and in some locations standby functions.

         The Company's vessels are capable of transporting supplies and personnel to offshore drilling platforms and rigs, production platforms and other installations. Twelve of the twenty-one owned vessels are used primarily for carriage of cargo. Of these twelve, seven of these vessels are capable of supporting offshore construction in the North Sea as well as large capacity platform supply duties. Eight other owned vessels perform anchor handling and towing services for moving rigs and platforms between locations. One vessel, the Searunner, is smaller in length and is used primarily to transport crews to and from offshore facilities.

VESSELS

         The Gulf Offshore Marine Division operates twenty-nine vessels, twenty-one of which are owned, two bareboat chartered and six managed. The following table summarizes information on each vessel as of February 26, 1997:

                                                                                YEAR     LENGTH
            NAME                 LOCATION              CLASSIFICATION          BUILT    (IN FEET)   BHP(3)   DWT(4)
            ----                 --------              --------------          -----    ---------   ------   ------
OWNED:
Highland Rover(5) . . . . .    North Sea        Pipe carrier/platform supply    1998(5)    236       5,450    3,700
Highland Drummer(1) . . . .    North Sea        Pipe carrier/platform supply    1997       221       5,450    2,800
Highland Piper (1)  . . . .    North Sea        Pipe carrier/platform supply    1996       221       5,450    2,800
Highland Pride(1) . . . . .    North Sea        Pipe carrier/platform supply    1992       265       6,600    4,000
Highland Star(1). . . . . .    North Sea        Pipe carrier/platform supply    1991       265       6,600    4,000
Highland Fortress(1). . . .    North Sea        Pipe carrier/platform supply    1982       255       6,120    3,200
Highland Warrior(1) . . . .    North Sea        Pipe carrier/platform supply    1981       265       5,300    3,890
Highland Champion(1)  . . .    North Sea        Pipe carrier/platform supply    1979       265       4,800    3,320
Highland Legend(1)  . . . .    North Sea        Supply                          1986       194       3,590    1,442
Highland Sprite(1)  . . . .    North Sea        Supply                          1986       194       3,590    1,442
Sem Courageous(1) . . . . .    Southeast Asia   Anchor handling, towing, supply 1981       191       4,000    1,220
Sem Valiant(1)  . . . . . .    Southeast Asia   Anchor handling, towing, supply 1981       191       4,000    1,220
Seawhip(1)  . . . . . . . .    Southeast Asia   Anchor handling, towing, supply 1983       192       3,900    1,200
Seawitch(1) . . . . . . . .    Southeast Asia   Anchor handling, towing, supply 1983       192       3,900    1,200
Sea Explorer(1) . . . . . .    Southeast Asia   Anchor handling, towing, supply 1981       192       5,750    1,420
Sea Diligent(1) . . . . . .    Southeast Asia   Anchor handling, towing, supply 1981       192       4,610    1,219
Sea Endeavor(1) . . . . . .    Southeast Asia   Anchor handling, towing, supply 1981       191       4,000    1,000
Sea Conquest(1) . . . . . .    Southeast Asia   Anchor handling, towing, supply 1977       185       3,850    1,142
Sea Searcher(1) . . . . . .    Southeast Asia   Anchor handling, towing, supply 1976       185       3,850    1,215
Sea Eagle(1)  . . . . . . .    Southeast Asia   Anchor handling, towing, supply 1976       185       3,850    1,215
Searunner . . . . . . . . .    Southeast Asia   Crewboat                        1982       120       2,720      126
Seapower(1) . . . . . . . .    Brazil           Bulk, supply                    1974       222       7,040    1,205
BAREBOAT CHARTERED:
SeaMark South Carolina(2) .    Southeast Asia   Anchor handling, towing, supply 1983       180       3,000    1,200
SeaMark Mississippi(2)  . .    Southeast Asia   Supply                          1982       180       2,250    1,200
MANAGED:
Sea Truck . . . . . . . . .    North Sea        Pipe carrier/platform supply    1979       266       4,600    2,477
North Prince  . . . . . . .    North Sea        Supply                          1978       259       6,000    2,717
Clwyd Supporter . . . . . .    North Sea        Towing, standby, oil recovery   1984       266      10,700    1,400
Sefton Supporter  . . . . .    North Sea        Standby, oil pollution          1971       250       1,620    1,233
Portosalvo  . . . . . . . .    North Sea        Anchor handling, towing,        1982       227      12,750    2,085
Safe Truck  . . . . . . . .    North Sea        Pipe carrier/platform supply    1996       221       5,450    2,800

-------------------

(1) These vessels are mortgaged under certain debt agreements.

(2) The SeaMark South Carolina and SeaMark Mississippi are bareboat chartered through August, 1998 to SeaMark Ltd., a Panamanian corporation owned 51% by Gulf Offshore Marine International, Inc., a wholly owned subsidiary of the Company and 49% by the vessel owners.

(3) Break horsepower.

(4) Dead weight tons.

(5) This modified and extended UT 755 design vessel is under contract to be delivered in early 1998, and will be mortgaged under certain debt agreements.

OPERATIONS

         The offshore marine services industry is directly related to the activity level in international offshore oil and gas exploration, development and production which in turn is impacted by changes in oil and gas prices. Oil and gas prices are affected by a host of geopolitical and economic forces including the fundamental principles of supply and demand. Declines in oil and gas prices in the early 1980s and concerns relating to the stability of prices that followed resulted in a significant reduction in exploration and development activity worldwide. This decline in activity coupled with the overbuilding of new vessels in the early 1980s resulted in an oversupply of offshore support vessels. While there is some interchangeability between geographic regions, there are barriers such as mobilization costs and vessel suitability that restrict migration of excess capacity. This is most notably the case in the North Sea where vessel design requirements dictated by the harsh operating environment restrict migration of vessels into that market and, to a lesser degree, high operating costs restrict migration out of the market. The effect of these restrictions on vessel migration is to segment various regions into separate markets. These markets for offshore marine services were impacted differently by the above described forces because of each area's unique blend of political, operating and economic factors.

North Sea

         The operating environment in the North Sea area is such that exploration and development projects tend to be fewer in number but larger in scope and therefore require longer planning horizons. Consequently, demand for support vessels in this market is generally easier to forecast and less susceptible to abrupt swings. This market requires vessels that are generally larger and more technically sophisticated. Such equipment constraints require larger capital commitments that restrict the number of participants to entities that are larger and better capitalized.

         Vessel demand began to decline late in 1991 and continued to remain low as oil companies reduced exploration activity in reaction to lower world oil prices and changes in certain United Kingdom tax incentives. In addition, construction seasons during this period were unusually short and this further contributed to the softening market. Anticipated improvements in demand in 1994 were delayed when oil prices declined to their lowest level since the end of the Iraqi war. The decline in prices related to a number of factors, including a continued sluggish world economy, an inability of the Organization of Petroleum Exporting Companies ("OPEC") to reach an agreement on production levels and prices and uncertainty surrounding the resumption of Iraqi oil exports. Oil prices recovered somewhat during 1995; however, the recovery was tenuous because of continued uncertainty about exports of Iraqi oil, including the effect on price levels of a limited and/or temporary resumption of such oil exports. Nevertheless, exploration activity strengthened with particular emphasis in the West of Shetlands. A number of long-term drilling contracts were signed during 1995 increasing the demand for vessels in 1996, and the expectation is for sharply increased activity in 1997. In addition, long-term construction projects already underway indicate the market for construction support vessels will be strong in 1997 and further indicates that demand will continue to be strong through 1999 and potentially 2000.

         Countering the effect of expected improvements in demand from increased exploration and construction activity is the increase in new vessel buildings. New vessel construction has been limited in recent years. 1995 saw the first significant new vessel construction activity since the orders placed in 1990 and 1991. In 1996, orders for a number of platform supply vessels and over a dozen anchorhandlers were placed. Financial institutions appear to have sufficient capacity and interest in supporting new vessel construction projects. A large number of the vessels are being built against or have been awarded long-term contracts, and the market appears capable of absorbing the number of vessels currently on order.

         The Company's North Sea fleet includes nine owned vessels and six managed vessels. These vessels are supported by onshore bases in Aberdeen and Liverpool. The North Sea fleet accounts for 80% of the Company's vessel assets measured by net book value.

Southeast Asia

         The Company's Southeast Asia activity principally consists of offshore work in Indonesia, Malaysia and Thailand, but vessels have also worked in China, India, Vietnam, Cambodia and the Philippines. Historically, the type of vessels required to service this market were similar in design to those operating in the U.S. Gulf of Mexico. In this regard, past practice has been for U.S. operators to retire vessels out of the Gulf of Mexico to work out their remaining useful lives in this market. In recent years, there has been pressure (most notably from Malaysia) to upgrade offshore support vessel capabilities by establishing limits on the age of vessels working in their waters and by encouraging construction of new vessels designed particularly to operate in this market.

         The Southeast Asia market differs country by country, but generally the competitive environment is characterized by a large number of small companies in contrast to many of the other major offshore exploration and production areas of the world where a few large operators dominate the market. Affiliations and joint ventures with local companies are necessary to maintain a viable marketing presence. The Company has a 49% ownership in a joint venture with a local company in Malaysia. Vessels in this market are smaller than in other areas. Yet, the varying weather conditions, annual monsoons and long distances between supply centers have allowed for a variety of vessel designs to compete in this market, each suited for a particular set of operating parameters. For certain situations, contracts in this market require very specialized vessels, and building specific vessels to contract is more common than in other markets. As a result, the competitive pressures from having a large number of smaller operators are lessened because vessels are not as easily interchangeable between different locations.

         Indonesia is the only major member of OPEC in the region. Exploration activity in Indonesia has historically focused on oil exploration. Vessel demand in this country softened in 1992 as exploration activities were reduced while some of the major oil companies renegotiated their production royalty and tax structures. This reversed somewhat in 1993 and 1994 as some agreements were reached. However, in 1995 the oil companies pressed for further modifications to their production royalty and tax structures and reduced exploration budgets, resulting in lower than expected activity and only marginal improvement in 1996.

         The rapid economic growth for many countries in the Pacific Rim has resulted in increased demand for energy and a related increase in oil and gas exploration. Decisions by local governments to implement policies that will reduce dependence on energy supplies from the Middle East have stimulated additional interest in exploration in the region to avoid dependence on the traditional OPEC sources. Virtually every country in the region has known or potential reserves. However, exploration activity suffered during 1993 and 1994 when oil prices declined and has been slow to recover. Budgets appear to be higher for 1997, but there has been a reduction in available drilling rigs as demand has accelerated faster in other areas of the world.

Brazil

          In May 1995, the Seapower returned to Brazil to begin working under a
two year contract with Petrobras.   This contract has been extended through
1999. Brazil has traditionally been a high risk area due to its highly inflationary economy, changing political environment and harsh working environment. The country's offshore industry requires a large number of highly sophisticated vessels, and it is a large user of North Sea class vessels.

Other Considerations

         Historically, the expenditures necessary to maintain a vessel to satisfy international certification standards for vessels approaching twenty years of age made it prohibitively expensive in general to continue to operate those vessels beyond that age. However, survey results on post-1985 built vessels now suggest that improvements in coating systems and materials leads to longer expected useful lives for these vessels. Depressed conditions in the offshore marine services industry have limited the construction of new vessels, and as a result, the normal replacement of older vessels has been substantially curtailed since 1983. The average age of the Company's fleet is approximately 13 years. This fact, coupled with the low level of new vessel construction, gives the Company an advantageous marketing position with respect to certain of its competitors.

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

CUSTOMERS, CHARTER TERMS AND COMPETITION

         The Company's principal customers are major integrated oil companies and large independent oil and gas exploration and production companies working in international markets, as well as foreign government owned or controlled organizations. During 1996, as a result of multiple contracts in the ordinary course of business two customers accounted for 10% or more of total consolidated revenues: Aberdeen Services Company (North Sea) Ltd. at 13% and Shell U.K. Exploration and Production Ltd. at 12%. The various contracts with these customers were industry standard time charters with a wholly owned U.K. subsidiary of the Company, Gulf Offshore N.S., Ltd. The charters involved various of the Company's vessels for periods ranging from just a few days or months to, in one case, one year. The charters are generally not cancelable except for unsatisfactory performance by the vessel. The loss of a major customer could have an adverse effect on the Company's financial condition and results of operations until new charters are obtained. As of February 26, 1997, ten of the Company's owned and bareboat chartered vessels are on term charters with initial charter periods of one year or longer. Six are on charters of less than one year but over 30 days and seven of the vessels are on spot contracts (less than 30 days). Seven vessels are currently available for charter.

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

ENVIRONMENTAL AND GOVERNMENT REGULATION

         All of the Company's vessels are subject to various international conventions including certain safety environmental and construction standards. In addition, the countries under which the vessels are flagged require certain periodic inspections and drydock examinations. Generally surveys and inspections are performed by internationally recognized classification societies. Most of the owned vessels are flagged either in Panama, the United Kingdom or Malaysia. Among the more significant of the conventions applicable to the fleet are: (i) the International Convention for the Prevention of Pollution of the Sea, 1973, 1979 Protocol, (ii) the International Convention on the Safety of Life at Sea, 1974, 1978 and 1981/1983 Protocol, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978. These regulations govern oil spills and other matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. The Company believes that it presently is in material compliance with the environmental laws and regulations to which its operations are subject. The Company is not a party to any pending proceeding and is not aware of any threatened litigation or other judicial, administrative or arbitrable environmental proceeding which, if adversely determined, would have a material adverse effect on the financial condition or results of operations of the Company. However, the risks of incurring substantial compliance costs and liabilities and penalties for non-compliance are inherent in offshore marine service operations. There can be no assurance that significant costs, liabilities, and penalties will not be incurred by or imposed on the Company in the future.

OPERATIONAL RISKS AND INSURANCE

         The operation of offshore support vessels is subject to various risks, such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collision and errors in navigation, all of which represent a threat to the safety of personnel and vessels under tow and other property, as well as the environment. All of the segment's operations are in foreign waters and as such are subject to the usual risks inherent in doing business in foreign countries. Such risks include political changes, possible vessel seizure, company nationalization or other governmental actions, currency restrictions and revaluations and import/export restrictions, all of which are beyond the control of the Company. Any of these events could result in revenue and casualty loss, increased costs and significant liability to third parties.

         The Company maintains various types of insurance that management considers to be adequate based on industry standards and the value of the fleet, including hull and machinery insurance for the vessels, protection and indemnity insurance against liabilities to employees and third parties for injury, damage or pollution and other customary insurance. There can be no assurance, however, that such insurance coverage would be adequate to cover losses that the Company may incur or that adequate insurance rates that the Company considers commercially reasonable will continue to be available.

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

                                EROSION CONTROL

         The Company's Erosion Control segment ("Ercon") will be acquired by EVI in connection with the consummation of the Transactions. It is anticipated that operations of this segment will continue as outlined below and in the notes to the Consolidated Financial Statements after the consummation of the Transactions.

GENERAL

         Ercon offers a variety of turnkey erosion control products and installations which incorporate problem analysis, field surveys, engineering design, permit acquisition, material procurement and installation. Site-specific systems are installed to protect property such as pipelines, railroads, buildings, highways, marinas, beaches and fiber optic cable systems. Each project is reviewed to determine the most cost-effective and technically proficient technique for the particular job based on engineering analysis, research and prior experience. Projects typically take three weeks to three months to complete and are secured generally through fixed-price bids.

         A significant portion of the work is related to protection of waterway crossings for pipelines, transmission companies, railroads, utilities, state highway departments and major oil companies. When soil erosion causes pipeline exposure on a creek crossing or riverbed, relocating or lowering the pipeline can be very costly, and may provide only a temporary solution to a potentially dangerous problem. Ercon's proprietary erosion control techniques offer long-term protection at substantial cost-savings by eliminating pipe relocation. Additionally, there is no downtime or production loss as the systems allow the line to remain in operation throughout the installation process. A similar cost-benefit relationship applies to highway and railroad bridges.

         Ercon seeks to develop new products and techniques to address site-specific erosion problems. Several patents have been granted covering methods and systems including a "variable permeability" Palisade(TM) system to control water velocity adjacent to eroding river banks.

         Ercon's business is moderately seasonal since many of its products and systems are installed under field conditions, and projects can be impacted by inclement weather.

                             ENERGY VENTURES, INC.

         The Company has a 9.7% interest in EVI, a publicly-traded (NYSE: EVI) international manufacturer and supplier of oilfield equipment that the Company now accounts for on the cost method (see Note 4 to the Consolidated Financial Statements). EVI has achieved significant growth in recent years through a consistent strategy of focused, synergistic acquisitions and internal development. Acquisitions have sought to take advantage of the consolidating nature of the industry and have concentrated on under-utilized fixed assets, proprietary technology and name brand product lines. Internal development has focused on product development, manufacturing enhancements and international expansion. EVI's growth strategy has resulted in it becoming the leader in many of its principal markets.

         EVI's operations are conducted through two oilfield equipment divisions: tubular products (used primarily for natural gas exploration and production) and artificial lift and completion systems (which are tied to the maturation of oil producing formations).

         Tubular products are provided through EVI's Grant Prideco tubular products division. This division's products consist of proprietary drill pipe and premium tubulars. Grant Prideco also designs, manufactures and markets proprietary premium threaded connections for tubing and casing used in oil and gas wells. Grant Prideco's products, particularly its premium tubulars, are used primarily in connection with natural gas exploration and production. EVI believes that Grant Prideco is the largest manufacturer and supplier of drill pipe in the world and is the largest manufacturer of premium tubulars in North America.

         Artificial lift and completion systems are provided through its EVI Oil Tools division. EVI Oil Tools manufactures and services artificial lift and completion tool equipment and parts used for the production of crude oil. EVI Oil Tools provides a wide variety of proprietary and patented products, including the RotaFlex(R) pumping unit, the Corod(TM) continuous sucker rod, progressive cavity pumps, the Fluid Packed(TM) Pumps and El(TM) sucker rods, Production Oil Tools packers, Engemaq completion tools and Vitex flow control equipment. EVI believes that EVI Oil Tools is among the largest manufacturers and distributors of sucker rod lift equipment in the world.

         On December 10, 1996, EVI acquired the operating assets of Arrow Completion Systems, Inc., a Texas corporation ("Arrow"), from Weatherford Enterra, Inc., a Delaware corporation. Arrow is a manufacturer and distributor of downhole packers and oil recovery and completion service tools. EVI is in the process of integrating the operations of Arrow with those of EVI Oil Tools and intends to offer Arrow's product line and services in conjunction with EVI's own line of oilfield equipment, tools and services.

         In November 1996, in connection with the desire to concentrate its efforts on the continued development of its oilfield equipment businesses, EVI disposed of its Mallard Division which provided contract drilling services. EVI intends to deploy the net proceeds of the Mallard Division disposition to finance acquisitions and further the development of its oilfield equipment business.

         The principal customers of EVI are both domestic and international oil and gas companies and the companies that service them. EVI's business is highly competitive. Revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions and governmental regulations. EVI competes with a large number of companies, some of which have greater resources and more extensive and diversified operations.


                                   EMPLOYEES

         At December 31, the Company had 578 employees located in the United States, the United Kingdom and Southeast Asia. Through its contract with a crewing agency the Company participates in collective bargaining arrangements with approximately 352 of its employees working on its North Sea vessels under agreements covering one to two year periods. The Company has no other collective bargaining agreements. Relations with the employees are considered satisfactory. To date, operations of the Company have never been interrupted by strikes or other work stoppages.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in Houston, Texas. The Gulf Offshore Marine Division has its principal domestic offices in Lafayette, Louisiana. For local support of its marine operations, the Gulf Offshore Marine Division also has offices and warehouse facilities in the United Kingdom and Singapore. Ercon maintains an office and warehouse in Houston, Texas. Each of these facilities is under lease. The Company's operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

ITEM 3.  LEGAL PROCEEDINGS

         On May 4, 1992, a lawsuit styled Vila v. Southern Pacific Railroad, et al, was filed in the 253rd Judicial District Court of Liberty County, Texas naming as defendants Southern Pacific Railroad, the Company and others. The Plaintiffs claimed $13.34 million in actual damages and an unspecified amount in punitive damages resulting from flooding and erosion allegedly caused by Southern Pacific Railroad and/or the Company. During the third quarter of 1996, the Company was discharged from all claims by the Plaintiffs in exchange for consideration which was immaterial to the financial statements of the Company.

         On November 14, 1995, an arbitration panel in Houston awarded a customer of Ercon, $468,000 in connection with an erosion control system installed on the customer's property. The project was originally installed in June 1993 and developed problems during 1994. At December 31, 1994, management determined that a loss on this matter was likely and after review and discussions with legal counsel, a reserve of $165,000 was recorded to cover the probable costs of repair or settlement. The amount was determined based on the Company's assessment of the loss actually suffered by the customer and the belief that the customer and his engineer were responsible for a significant part of the loss. During 1995, the customer filed for arbitration claiming compensatory and punitive damages and was ultimately successful in convincing an arbitration panel that his damages suffered were higher than what was estimated by the Company and furthermore, that the Company should be held solely responsible. The amount of the award, net of the previously recorded $165,000, was reflected as expense in the accompanying statements of income in 1995. The Company made a claim to its insurance carrier for the award and associated legal fees; however, the insurance company initially denied coverage. In 1996, Ercon settled this claim with the insurance company and received $117,000, which is reflected in the statements of income in 1996.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting to be held on or about April 25, 1997, the Company's stockholders of record as of March 17, 1997 will be asked to vote on four major proposals as follows:

           1. A proposal to approve and adopt the Agreement and Plan of Distribution dated as of December 5, 1996, by and among the Company, New GulfMark, and EVI, pursuant to which the Company will, prior to the Merger, as defined below, (i) contribute its offshore marine services business to New GulfMark (the "Contribution") and (ii) then distribute (the "Distribution") all shares of the common stock, $.01 par value, of New GulfMark pro rata to all holders of the common stock, $1.00 par value, of the Company ("GulfMark Common Stock");

           2. A proposal to approve and adopt the Agreement and Plan of Merger dated December 5, 1996 as amended, (collectively the "Merger Agreement"), among EVI, GulfMark Acquisition Co., a wholly owned subsidiary of EVI ("Sub"), the Company and New GulfMark pursuant to which Sub will merge with and into the Company (the "Merger") and each outstanding share of GulfMark Common Stock will be converted into the right to receive .6695 of one share of EVI common stock, $1.00 par value as adjusted per the Merger Agreement;

           3. An amendment to the GulfMark International, Inc. Amended and Restated 1993 Non-Employee Director Stock Option Plan to provide for appropriate anti-dilution adjustments in connection with certain corporate transactions; and

           4. An amendment to the GulfMark International, Inc. 1987 Stock Option Plan, as amended, to provide for appropriate anti-dilution adjustments in connection with certain corporate transactions and to provide that the number of shares reserved for issuance thereunder is subject to adjustment in accordance with amended anti- dilution provisions and may serve to increase the number of shares for issuance thereunder without stockholder approval.

         Each proposal will be voted upon separately by the stockholders of the Company; however, the Company will not proceed with the Contribution, Distribution and Merger unless the proposals set forth in paragraphs 1 and 2 above are approved by the stockholders of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, $1.00 par value, is traded on the Nasdaq national market system under the symbol "GMRK". The following table shows the range of high and low closing sale prices for the Company's common stock for the periods indicated, as reported by the Nasdaq Stock Market.

                                       1996                        1995
                                  ---------------             ----------------
                                  HIGH        LOW             HIGH         LOW
                                  ----        ---             ----         ----
First quarter . . . . . . . .     30 1/4      24 3/4            17          14 3/4
Second quarter  . . . . . . .     37          29                19 1/4      15 1/2
Third quarter . . . . . . . .     46 1/4      33                24          18
Fourth quarter  . . . . . . .     64          44                27          21

         The Company has not paid any dividends on the GulfMark Common Stock since 1984 and anticipates that, for the foreseeable future, any earnings will be retained for the development of the Company's business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                   YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                 1996           1995          1994          1993          1992
                                                -------        ------        ------        ------        ------
                                                           (In thousands, except per share amounts)
OPERATING DATA:
    Revenues  . . . . . . . . . . . . . . .     $41,743        $36,077       $34,448       $27,887       $22,955
    Direct operating expenses . . . . . . .      20,084         21,340        19,512        15,593        10,769
    Selling, general and administrative
        expenses  . . . . . . . . . . . . .       6,491          5,716         5,565         4,466         4,273
    Depreciation and amortization . . . . .       5,129          5,571         5,146         3,852         3,411
                                                -------        -------       -------       -------       -------
    Operating income  . . . . . . . . . . .      10,039          3,450         4,225         3,976         4,502
    Interest expense, net   . . . . . . . .      (3,467)        (2,613)       (2,179)       (2,047)       (2,351)
    Equity in earnings of EVI . . . . . . .          --            761         1,012         1,333           155
    Gain on sale of 300,000 EVI shares  . .       6,264             --            --            --            --
    Other income (expense), net . . . . . .         (86)           180           830            68           294
    Income tax provision  . . . . . . . . .      (4,311)        (3,680)(1)    (1,108)         (686)         (732)
    Extraordinary item attributable to
        EVI (net of tax)  . . . . . . . . .          --             --          (706)           --            --
                                                -------        -------       -------       -------       -------
    Net income (loss) . . . . . . . . . . .      $8,439        $(1,902)       $2,074        $2,644        $1,868
                                                =======        ========      =======       =======       =======
    Earnings (loss) per share . . . . . . .       $2.53         $(0.57)        $0.62         $0.80         $0.56
    Weighted average shares outstanding . .       3,338          3,322         3,320         3,312         3,310
    Cash dividends per share  . . . . . . .          --             --            --            --            --

                                                                         DECEMBER 31,
                                                ----------------------------------------------------------------
                                                 1996           1995           1994          1993         1992
                                                -------        -------       -------       -------       -------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
    Total assets  . . . . . . . . . . . . .    $189,686       $110,935       $88,676       $90,759       $77,983
    Long-term debt  . . . . . . . . . . . .      50,811         33,600        26,727        30,169        18,730
    Stockholders' equity before adjustment       63,536         55,074        56,798        54,714        52,005
      Cumulative translation adjustment(2)       (1,520)        (4,146)       (3,773)       (4,326)       (3,699)
      Adjustment for unrealized gain on EVI
         investment(3)  . . . . . . . . . .      33,979          8,030            --            --            --
    Stockholders' equity  . . . . . . . . .      95,995         58,958        53,025        50,388        48,306

--------------------
(1) Includes a one time charge of $3,374,000 relating to additional deferred tax provision associated with the Company's change in its method of accounting for the Company's investment in EVI.

(2) Resulted primarily from translation of the Company's Sterling (U.K.) invested assets and liabilities, which are substantially long-lived, at the exchange rate in effect on the last day of the period.

(3) Resulted from the "Mark to Market" rules of SFAS 115 which first impacted the Company in June, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had $17.6 million in cash and cash equivalents as compared to $5.2 million at December 31, 1995. Investing and financing activities provided $2.1 million in cash and cash equivalents in 1996, while $9.4 million of cash and cash equivalents was generated by operations. This compared to $5.5 million used for investing and financing activities and $7.9 million generated by operations in 1995.

         The Company has entered into a contract with a shipyard to construct the Highland Rover, an enhanced UT 755 design, supply vessel, at a price of approximately $18 million denominated in Norwegian Kroner. The new vessel will be a modified version of the Company's recently delivered Highland Piper (March
1996) and Highland Drummer (January 1997). This vessel, scheduled for delivery in the first quarter of 1998, will be available to participate in the growing demand for deep water remotely operated vehicle (ROV) support and other specialized services as well as standard supply duties in the North Sea. The Company made interim construction payments of $.9 million in 1996 and is required to make additional payments of approximately $2.7 million in 1997. Final payment is due upon delivery of the vessel. The Company anticipates financing the cost of the vessel through additional borrowings and existing funds. Subsequent to year end, the Company entered into a contract to hedge approximately $13.9 million of the Norwegian Kroner commitment against unfavorable fluctuations in the Sterling to Kroner exchange rates. Upon delivery, any gain or loss will be included in the cost of the vessel.

         The Company estimates that capital expenditures, excluding any expenditures to build or acquire additional vessels, will be approximately $2.9 million for 1997, of which $2.2 million relates to drydockings. This compares to actual expenditures of $1.4 million for 1996, of which $1.2 million relates to drydockings. These expenditures vary from year to year due to the scheduling of drydockings, which are generally required twice for every five year period based on the requirements of classification societies. The remaining proposed 1997 capital expenditures of $0.7 million relate to vessel upgrades and non-marine expenditures that are not subject to firm commitments, and the Company may modify its plans as appropriate.

         At January 31, 1997, the Company had outstanding long-term debt of $63.2 million borrowed under various facilities. These facilities are secured by preferred ship mortgages on nineteen of the Company's vessels and assignments of such vessels' earnings. Interest on the borrowings accrues at rates between LIBOR plus 1 1/4% and LIBOR plus 2 1/4% per annum. Scheduled debt repayments are expected to total $9.3 million for 1997. The loan facility agreements place certain restrictions on the ability of the subsidiaries subject to these agreements to pay dividends. Cash held by these subsidiaries was $6,016,000 as of January 31, 1997. As of January 31, 1997, the Company could borrow up to $2.0 million under its short-term credit facility.

         Substantially all of the Company's tax provision is for deferred taxes. The Company has net operating loss carryforwards for tax purposes that are available to offset taxable income generated of $26,267,000 for United Kingdom tax purposes in future years. The net operating loss available in the United Kingdom is primarily the result of accelerated depreciation allowances under United Kingdom tax law. The Company also has foreign tax credits of $224,000 and alternative minimum tax credits of $597,000 available to offset taxable income generated for United States tax purposes.

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

                             RESULTS OF OPERATIONS

GENERAL
         The demand and pricing for the Company's services is substantially dependent on worldwide levels of exploration and production of oil and gas. Exploration and development activity is in turn largely dependent upon prevailing oil and natural gas prices. Prices for oil and natural gas have historically been extremely volatile and have reacted to actual and perceived changes in demand and supply of oil and natural gas, domestic and worldwide economic conditions and political instabilities in oil producing countries.

         During 1994, world oil prices declined to their lowest level since the end of the Iraqi war. The decline in prices related to a number of factors, including a continued sluggish world economy, an inability of OPEC to reach an agreement on production levels and prices and uncertainty surrounding the resumption of Iraqi oil exports. This decline in oil prices affected the demand for the Company's offshore marine services. Oil prices recovered somewhat and stabilized in 1995 and natural gas prices in the United States improved during the course of 1995. However, gas prices in the United Kingdom dropped significantly and led to reduced activity in the Southern sector of the North Sea. In 1996, several factors including exceptionally cold weather in a wide area encompassing North America, Europe and Asia; continued strong economic growth particularly in the Pacific Rim countries and low beginning inventories converged to produce dramatically stronger oil prices which have driven a now sixteen month long surge in offshore drilling and production activity. The surge has been particularly evident in the U.S. Gulf of Mexico as well as in the North Sea. The Southeast Asia region has been less impacted because of an exodus of quality drilling units from this area early in the surge. Results for 1997 and future years will continue to be affected by commodity price levels of oil and natural gas and other influences on exploration and development, particularly in the North Sea and Southeast Asia.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

           Revenues increased from $36,077,000 in 1995 to $41,743,000 in 1996 while operating income increased from $3,450,000 in 1995 to $10,039,000 due to the addition of several vessels in 1996 as well as a change in estimate of depreciable lives of vessels effective January 1, 1996. Revenues and average number of owned vessels by region and segment compared as follows (in thousands):

                                            EROSION
                                            CONTROL          OFFSHORE MARINE SERVICES
                                            -------     -----------------------------------
                                            UNITED                                 BRAZIL
                                            STATES      EUROPE**     FAR EAST     AND OTHER      TOTAL
                                            -------     --------     --------     ---------      -----
1996:
    Revenues  . . . . . . . . . . . . .      $6,994      $25,552      $7,732       $1,465       $41,743
    Average* number of owned vessels  .         N/A            8           9            1            18

1995:
    Revenues  . . . . . . . . . . . . .      $8,844      $20,176      $6,142         $915       $36,077
    Average* number of owned vessels  .         N/A            6           5            1            12


*   Adjusted for part year availability.
** Primarily U.K.

         Operations of the Offshore Marine Services segment improved from 1995 to 1996. Revenue in the North Sea was favorably impacted by an upturn in dayrates as well as improved utilization. Additionally, revenue and earnings were increased by the full year impact of the Highland Warrior (acquired December 1995) and by the addition of the Highland Piper in March of 1996. Revenues and earnings in the Far East were favorably impacted by the addition of the six vessels purchased from Maritime (Pte) Limited on August 2, 1996. Operating income for the segment also benefited from reduced depreciation resulting from the Company's change (effective January 1, 1996) in its estimate of vessel useful lives from 20 years to 25 years.

         Erosion Control segment revenues decreased by $1,850,000 in 1996 due to a decrease in the size of jobs compared to 1995. Operating income increased however due to higher margins in 1996 and the absence of certain expenses related to pending litigation which burdened the 1995 amount.

         In addition to variable expenses associated with the operation of the Company's fleet, the Company also incurs fixed charges to depreciate its vessels and amortize certain other assets, including deferred drydocking costs. Depreciation and amortization for 1996 was $5,129,000, compared to $5,571,000 for 1995. This decrease is due to the change in estimated useful lives and was partially offset by the addition of new vessels.

         Several non-recurring, non-cash charges in 1995 related to the Company's investment in EVI contributed to the lack of comparability between 1996 and 1995 net income. The loss of ($1,902,000), or ($0.57) per share, for 1995 includes $3,374,000, or $1.02 per share, for additional deferred taxes in 1995 related to the EVI investment. Secondly, equity in earnings of EVI of $761,000 is attributable to earnings prior to June 30, 1995, since subsequent to such date the Company followed the cost method of accounting for this investment and as such, has not recorded any equity in earnings. Lastly, net income of $8,439,000 or $2.53 per share for 1996 includes a gain of $4.1 million, $1.24 per share, net of tax, attributable to the sale of 300,000 shares of EVI in July, 1996.

         The effective tax rate of the Company was 33.8% in 1996 as compared to 206.8% in 1995. The decrease in the effective tax rate is due primarily to additional deferred taxes in 1995 associated with the Company's investment in EVI discussed above.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO 1994

           Revenues increased from $34,448,000 in 1994 to $36,077,000 in 1995 while operating income declined from $4,225,000 in 1994 to $3,450,000 as earnings in the Southeast Asia region decreased between 1994 and 1995. Revenues and average number of owned vessels by region and segment compared as follows (in thousands):

                                           EROSION
                                           CONTROL           OFFSHORE MARINE SERVICES
                                           -------      -----------------------------------
                                           UNITED                                  BRAZIL
                                           STATES       EUROPE**     FAR EAST     AND OTHER      TOTAL
                                           ------       --------     --------     ---------      -----
1995:
    Revenues  . . . . . . . . . . . .       $8,844       $20,176      $6,142         $915       $36,077
    Average* number of owned vessels           N/A             6           5            1            12

1994:
    Revenues  . . . . . . . . . . . .       $6,756       $18,685      $8,178         $829       $34,448
    Average* number of owned vessels           N/A             6           6            1            13


*   Adjusted for part year availability.
** Primarily U.K.

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

         Several non-recurring, non-cash charges related to the Company's investment in EVI contributed to the lack of comparability between 1995 and 1994 net income. The loss of ($1,902,000), or ($0.57) per share, for 1995 includes $3,374,000, or $1.02 per share, for additional deferred taxes related to the EVI investment. Secondly, equity in earnings of EVI of $761,000 is attributable to earnings prior to June 30, 1995 since subsequent to such date the Company followed the cost method of accounting for this investment. This amount compares to $1,012,000 in 1994 which is attributable to a full year under the equity method. Lastly, net income of $2,074,000 or $0.62 per share for 1994 includes an extraordinary charge of $706,000, net of tax, attributable to EVI's prepayment of certain debt.

         The effective tax rate of the Company was 206.8% in 1995 as compared to 28.5% in 1994. The increase in the effective tax rate is due primarily to additional deferred taxes associated with the Company's investment in EVI discussed above.

CURRENCY FLUCTUATIONS AND INFLATION

         A significant portion of the Company's operations are overseas, therefore the Company is potentially exposed to currency fluctuations and exchange risks. Charters for vessels in the Company's North Sea fleet are primarily denominated in British Pounds Sterling ("Sterling") and substantially all the operating costs are in Sterling. North Sea operations generated $25.5 million in revenues, $9.8 million in operating income and $9.9 million of cash flows from operations in 1996 in Sterling. In 1996 the Sterling/Dollar exchange rate ranged from a high of L. = U.S.$1.7125 to a low of L. = U.S.$1.4925 for an average of L. = U.S.$1.5624 for the year. As of February 26, 1997, the Sterling/Dollar exchange rate was L. = U.S.$1.6340. The Company hedged the effect on cash flows of these fluctuations in the Sterling/Dollar exchange rates through Sterling denominated borrowings that account for 81% or $48,652,000 of total debt and represented $4,446,000 or all of the debt repayments made in 1996.

         Reflected in the accompanying balance sheet for December 31, 1996, is a ($1,520,000) cumulative translation adjustment primarily relating to the lower Sterling exchange rate as of year end in comparison to the exchange rate when the Company invested capital in its United Kingdom subsidiaries. Changes in the cumulative translation adjustment are non-cash items that are primarily attributable to investments in vessels and are partially offset by the Sterling denominated debt in the North Sea.

         Several of the Company's Southeast Asia charters were denominated in Malaysian ringgits as were a portion of the operating costs. Cash flows for this currency were $1,593,000 in 1996. Malaysian currency rates have been relatively stable in recent years, with the exchange rate for ringgits to U.S. dollars averaging M$ = U.S.$0.40 during 1996 and the high and low during the year ranging within 3% of this average. Therefore, the Company does not currently hedge this currency. Where currency risks historically have been high, as in Brazil, the Company accepts only a small percentage of charter hire in local currency and the remainder is paid in U.S. dollars.

         To date, general inflationary trends have not had a material effect on the Company's operating revenues or expenses.

ACCOUNTING CHANGES

         Prior to January 1, 1996, vessels were depreciated over a useful life of 20 years. During the first quarter of 1996, management completed an evaluation of the useful life used for depreciating vessels in light of recent vessel performance, changes in the materials available to protect vessel hulls and industry practice. Based on the results, it was determined that a useful life of 25 years for its vessels was a better estimate than the 20 years used previously. Therefore, effective January 1, 1996, the estimated useful life was extended to 25 years. The effect of this change lowered depreciation expense and materially improved operating results in 1996.

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which was effective for the Company on January 1, 1996. The statement sets forth guidelines regarding when to recognize an impairment of long-lived assets, including goodwill, and how to measure such impairment. Adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GulfMark International, Inc.:

         We have audited the accompanying consolidated balance sheets of GulfMark International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GulfMark International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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





ARTHUR ANDERSEN LLP




Houston, Texas
February 26, 1997

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                         --------------------
                                                                                         1996          1995
                                                                                        --------     --------
                                                                                           (IN THOUSANDS)
                                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .      $17,590       $5,163
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,796        6,148
    Inventory, prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . .          956        1,399
                                                                                        --------     --------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .       28,342       12,710
                                                                                        --------     --------

INVESTMENT IN EVI, including unrealized gain of $51,483,000 and $12,151,000 . . . .       71,040       34,321
                                                                                        --------     --------

VESSELS AND EQUIPMENT, at cost, net of accumulated depreciation of
    $19,791,000 and $14,959,000 . . . . . . . . . . . . . . . . . . . . . . . . . .       87,665       61,582
                                                                                        --------     --------

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,639        2,322
                                                                                        --------     --------
                                                                                        $189,686     $110,935
                                                                                        ========     ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings and current portion of long-term debt . . . . . . . . . .       $9,341       $4,066
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,345        1,779
    Accrued payroll and related expenses  . . . . . . . . . . . . . . . . . . . . .        1,037          564
    Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,931        1,245
                                                                                        --------     --------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       14,654        7,654
                                                                                        --------     --------

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,811       33,600
                                                                                        --------     --------

DEFERRED TAXES AND OTHER  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,725       10,308
                                                                                        --------     --------

MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          501          415
                                                                                        --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $1 par value; 10,000,000 shares authorized; 3,339,952 and
        3,336,352 shares issued and outstanding . . . . . . . . . . . . . . . . . .        3,340        3,336
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .       23,520       23,501
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,676       28,237
    Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . . .       (1,520)      (4,146)
    Unrealized gain on investment, net of tax . . . . . . . . . . . . . . . . . . .       33,979        8,030
                                                                                        --------     --------
        Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .       95,995       58,958
                                                                                        --------     --------
                                                                                        $189,686     $110,935
                                                                                        ========     ========





  The accompanying notes are an integral part of these consolidated financial statements.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                                     1996         1995         1994
                                                                    -------      -------      -------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE
                                                                                AMOUNTS)
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $41,743      $36,077      $34,448
                                                                    -------      -------      -------
COST AND EXPENSES:
   Direct operating expenses  . . . . . . . . . . . . . . . . . .    20,084       21,340       19,512

   Selling, general and administrative expenses . . . . . . . . .     6,491        5,716        5,565
   Depreciation and amortization  . . . . . . . . . . . . . . . .     5,129        5,571        5,146
                                                                    -------      -------      -------
                                                                     31,704       32,627       30,223
                                                                    -------      -------      -------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . .    10,039        3,450        4,225
                                                                    -------      -------      -------

OTHER INCOME (EXPENSES):
    Gain on sale of 300,000 EVI shares  . . . . . . . . . . . . .     6,264           --           --
    Equity in earnings of EVI . . . . . . . . . . . . . . . . . .        --          761        1,012
    Interest expense  . . . . . . . . . . . . . . . . . . . . . .    (3,936)      (2,801)      (2,408)
    Interest income . . . . . . . . . . . . . . . . . . . . . . .       469          188          229
    Minority interest . . . . . . . . . . . . . . . . . . . . . .       (86)         106         (124)
    Gain on sale of vessel  . . . . . . . . . . . . . . . . . . .        --           --          842
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           74          112
                                                                    -------      -------      -------
                                                                      2,711       (1,672)        (337)
                                                                    -------      -------      -------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM . . . . . . . . . . . . . . . . . . . . . .    12,750        1,778        3,888

INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . . . .    (4,311)      (3,680)      (1,108)
                                                                    -------      -------      -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM . . . . . . . . . . . . .     8,439       (1,902)       2,780

EXTRAORDINARY ITEM ATTRIBUTABLE TO EVI
    (Less applicable tax benefit of $51,000)  . . . . . . . . . .        --           --         (706)
                                                                    -------      -------      -------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . .    $8,439      $(1,902)      $2,074
                                                                    =======      =======      =======

EARNINGS PER SHARE:
    Income (loss) before extraordinary item . . . . . . . . . . .     $2.53       $(0.57)       $0.83
    Extraordinary item attributable to EVI  . . . . . . . . . . .        --           --        (0.21)
                                                                    -------      -------      -------
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . .     $2.53       $(0.57)       $0.62
                                                                    =======      =======      =======
WEIGHTED AVERAGE SHARES OUTSTANDING . . . . . . . . . . . . . . .     3,338        3,322        3,320
                                                                    =======      =======      =======





  The accompanying notes are an integral part of these consolidated financial statements.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996




                                    COMMON
                                   STOCK AT      ADDITIONAL                CUMULATIVE   UNREALIZED        TOTAL
                                    $1 PAR        PAID-IN      RETAINED    TRANSLATION    GAIN ON      STOCKHOLDERS'
                                     VALUE        CAPITAL      EARNINGS    ADJUSTMENT    INVESTMENT       EQUITY
                                     -----        -------      --------    ----------    ----------       -------
                                                                 (IN THOUSANDS)
Balance at December 31, 1993  . .   $3,320        $23,329       $28,065   $    (4,326) $        --         $50,388

    Net income  . . . . . . . . .       --             --         2,074            --           --           2,074

    Issuance of stock . . . . . .        1              9            --            --           --              10

    Translation adjustment  . . .       --             --            --           553           --             553
                                     ------        -------       -------       -------      -------         -------

Balance at December 31, 1994  . .    3,321         23,338        30,139        (3,773)          --          53,025

    Net loss  . . . . . . . . . .       --             --        (1,902)           --           --          (1,902)

    Issuance of stock . . . . . .       15            163            --            --           --             178

    Translation adjustment  . . .       --             --            --          (373)          --            (373)

    Unrealized gain on
        net of tax  . . . . . . .       --             --            --            --        8,030           8,030
                                     ------        -------       -------       -------      -------         -------


Balance at December 31, 1995  . .    3,336         23,501        28,237        (4,146)       8,030          58,958

    Net income  . . . . . . . . .       --             --         8,439            --           --           8,439

    Issuance of stock . . . . . .        4             19            --            --           --              23

    Translation adjustment  . . .       --             --            --         2,626           --           2,626

    Unrealized gain on investment,
        net of tax  . . . . . . .       --             --            --            --       25,949          25,949
                                    ------        -------       -------       -------      -------         -------
Balance at December 31, 1996  . .   $3,340        $23,520       $36,676       $(1,520)     $33,979         $95,995
                                    ======        =======       =======       =======      =======         =======




  The accompanying notes are an integral part of these consolidated financial statements.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------
                                                                                    (IN THOUSANDS)
                                                                            1996          1995         1994
                                                                          --------      --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,439      $ (1,902)     $ 2,074
    Adjustments to reconcile net income (loss) to net cash
        Depreciation and amortization . . . . . . . . . . . . . . . . .      5,129         5,571        5,146
        Equity in earnings of EVI . . . . . . . . . . . . . . . . . . .         --          (761)        (255)
        Deferred and other income tax provision . . . . . . . . . . . .      3,715         3,571          815
        Minority interest . . . . . . . . . . . . . . . . . . . . . . .         --          (106)         124
        Gain on sale of assets  . . . . . . . . . . . . . . . . . . . .     (6,264)           --         (842)
        Change in operating assets and liabilities:
            Accounts receivable . . . . . . . . . . . . . . . . . . . .     (3,180)        1,769         (105)
            Inventory, prepaids and other . . . . . . . . . . . . . . .        462           (73)        (816)
            Accounts payable  . . . . . . . . . . . . . . . . . . . . .        569           281         (818)
            Accrued payroll and related expenses  . . . . . . . . . . .        364          (449)         259
            Other accrued liabilities . . . . . . . . . . . . . . . . .        406          (498)         394
        Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .       (199)          475         (264)
                                                                          --------      --------      -------
Net cash provided by operating activities . . . . . . . . . . . . . . .      9,441         7,878        5,712
                                                                          --------      --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to vessels and equipment  . . . . . . . . . . . . . . . .    (23,400)      (14,229)        (816)
    Expenditures for drydocking and main engine overhaul  . . . . . . .     (1,230)       (1,141)      (1,592)
    Proceeds from sales of vessels and other equipment  . . . . . . . .         --           169        2,021
    Proceeds from sale of 300,000 EVI shares  . . . . . . . . . . . . .      8,888            --           --
                                                                          --------      --------      -------
Net cash used in investing activities . . . . . . . . . . . . . . . . .    (15,742)      (15,201)        (387)
                                                                          --------      --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt, net of direct financing costs . . . . . . . . .     22,227        25,188          893
    Repayments of debt  . . . . . . . . . . . . . . . . . . . . . . . .     (4,446)      (15,709)      (8,873)
    Proceeds from issuance of stock . . . . . . . . . . . . . . . . . .         23           178           10
                                                                          --------      --------      -------
Net cash provided by (used in) financing activities . . . . . . . . . .     17,804         9,657       (7,970)
                                                                          --------      --------      -------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . .        924          (160)         124

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . .     12,427         2,174       (2,521)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . .      5,163         2,989        5,510
                                                                          --------      --------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . .   $ 17,590      $  5,163      $ 2,989
                                                                          ========      ========      =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,613      $  2,793      $ 2,075
                                                                          ========      ========      =======
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . .   $    671      $    167      $   360
                                                                          ========      ========      =======




  The accompanying notes are an integral part of these consolidated financial statements.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  PENDING TRANSACTIONS

PROPOSED DISTRIBUTION AND MERGER

         On December 5, 1996, GulfMark International, Inc. (together with its subsidiaries "the Company") announced it had entered into a definitive Agreement and Plan of Merger ("Merger Agreement") with EVI, GulfMark Offshore, Inc. ("New GulfMark") and GulfMark Acquisition Co. (a subsidiary of EVI) pursuant to which EVI will acquire the Company in a tax- free merger (the "Merger") whereby approximately 2.2 million shares of EVI common stock will be issued to the Company's stockholders on the basis of .6695 shares of EVI common stock (as adjusted per the Merger Agreement) for each share of the Company's common stock held by such stockholders. As a condition to the Merger, the Company will contribute its offshore marine services business and certain other related assets ("the GulfMark Marine Business") to New GulfMark in consideration for issuance to the Company of approximately 6,679,904 shares of New GulfMark common stock and the assumption by New GulfMark of all of the liabilities of the GulfMark Marine Business and certain historical liabilities of the Company (the "Contribution"). Immediately following the Contribution, the Company will distribute all of its New GulfMark common stock to the Company's stockholders on the basis of two shares of New GulfMark common stock for each share of the Company's common stock held by the Company's stockholders (the "Distribution") pursuant to the terms of the Agreement and Plan of Distribution entered into on December 5, 1996 by and among the Company, New GulfMark and EVI. The Contribution, the Distribution and the Merger and the transactions related thereto are referred to herein as (the "Transactions").
It is anticipated that the Transactions will be consummated in the second quarter of 1997.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of GulfMark International, Inc. and all majority-owned subsidiaries. All significant intercompany accounts and transactions between affiliated companies have been eliminated. Entities in which the Company owns 20%-50% are treated as unconsolidated subsidiaries and are accounted for by the equity method.

STATEMENT OF CASH FLOWS

         U.S. Government securities and commercial paper with original maturities of up to three months are included in cash and cash equivalents in the accompanying financial statements.

VESSELS AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is provided by the straight-line method. Prior to January 1, 1996, vessels were depreciated over a useful life of 20 years. During the first quarter of 1996, management completed an evaluation of the useful life used for depreciating vessels in light of recent vessel performance, changes in the materials available to protect vessel hulls and industry practice. Based on the results, it was determined that a useful life of 25 years for its vessels was a better estimate than the 20 years used previously. Therefore, effective January 1, 1996, the estimated useful life was extended to 25 years. The impact of the change on income before extraordinary item and net income for the year ended December 31, 1996, was an increase of approximately $1,202,000 or $0.36 per share. Equipment, furniture and fixtures are depreciated over two to five years. Maintenance and repairs that do not extend the useful life of the asset and are not attributable to drydockings of vessels are charged to operations as incurred. Major renovation costs and modifications are capitalized and amortized over the estimated remaining useful life. Included in net income
(loss) for 1996, 1995, and 1994 is $1,920,000, $1,457,000, and $1,433,000,
respectively, of costs for maintenance and repairs.

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which was effective for the Company on January 1, 1996. The statement sets forth guidelines regarding when to recognize an impairment of long-

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


lived assets, including goodwill, and how to measure such impairment. The adoption of this statement had no impact on the financial statements.

OTHER ASSETS

         Other assets primarily consist of deferred drydocking costs and deferred loan costs. Costs incurred in connection with drydocking are capitalized and amortized over approximately a 2 1/2 year period which approximates the period between required drydockings. Deferred loan costs are amortized over the expected term of the loan.

REVENUE RECOGNITION

         Revenues from charters for offshore marine services are recognized as earned based on contractual charter rates. Revenues from long-term contracts for erosion control services are recognized under the percentage-of-completion method. Revisions in cost and earnings estimates are reflected in the period when known. On contracts where an ultimate loss is anticipated upon completion, the entire amount of the estimated loss is accrued when known. Typically, contracts are short-term in duration.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

CONCENTRATION OF CREDIT RISK

         The Company extends credit to various companies in the energy industry which may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits. Historically write-offs for doubtful accounts have been insignificant.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

NATURE OF OPERATIONS

         The nature and location of the Company's operations is discussed in
Note 11 as well as in Part I. Item I - Business.

RECLASSIFICATIONS

         Certain reclassifications have been made to amounts previously reported to conform with the current year presentation.

(3)  VESSEL ACQUISITIONS

         The Company contracted with a shipyard in Norway for the construction of two UT 755 design vessels for deployment in the North Sea. Delivery of the first vessel, the Highland Piper, was made March 15, 1996. The second vessel named the Highland Drummer was delivered January 3, 1997. The Company made the final payment on the Highland Piper and interim construction payments on the Highland Drummer totaling $11,508,000 during 1996 and a final payment on the Highland Drummer of $12,850,000 in 1997. Funding of $7,254,000 for the final payment on the Highland Drummer was provided by additional borrowings under existing credit facilities in 1997. In connection with the delivery of these two vessels, the Company is entitled to receive a subsidy from the Norwegian government equal to 9.5% of the gross construction price. The Company has accounted for subsidies as a reduction of the purchase price of the vessels.

         In November 1996, the Company entered into a contract with a Norwegian shipyard to construct an enhanced UT 755 design, supply vessel at a price of approximately $18 million denominated in Norwegian Kroner. The new vessel, to be named the Highland Rover, will be a modified version of the Company's recently delivered Highland Piper (March 1996) and Highland Drummer (January
1997). This vessel, scheduled for delivery in the first quarter of 1998, will be available to participate in the growing demand for deep water remotely operated vehicle (ROV) support and specialized services as well as standard supply duties in the North Sea. The Company made interim construction payments of $.9 million in 1996 and is required to make interim payments of approximately $2.7 million in 1997. Final payment is due upon delivery of the vessel. The Company anticipates financing the cost of the vessel through additional borrowings and existing funds. Subsequent to year end, the Company entered into a contract to hedge approximately $13.9 million of the Norwegian Kroner commitment against unfavorable fluctuations in the Sterling to Kroner exchange rates. Upon delivery, any gain or loss will be included in the cost of the vessel.

         On August 2, 1996, the Company purchased six offshore supply vessels from Maritime (Pte) Limited which operate in Southeast Asia. Funding for this acquisition was provided through a new $7,000,000 facility with a bank and drawdown available under existing credit facilities. The new facility requires ten semi-annual payments beginning in 1997.

          On December 21, 1995, the Company acquired the Atlantic Warrior, renamed Highland Warrior, a 1981 built pipe carrier/platform supply vessel which had been bareboat chartered by the Company since July 1993. Included in capital expenditures for 1995 is $13,301,000 related to interim construction payments on the Highland Piper and the purchase of the Highland Warrior.

         The Company's 51% owned company, SeaMark Ltd., has bareboat chartered certain vessels from the 49% owner, a U.S. owner/operator, at a combined rate of less than $2,000 per day.

(4)  ENERGY VENTURES, INC.

         Energy Ventures, Inc. ("EVI") is a publicly-traded (NYSE: EVI) international oilfield equipment manufacturer and supplier which produces artificial lift and completion systems, drill pipe and premium tubulars. At December 31, 1996, the Company owned 2,235,572 shares of stock (9.7%) of EVI. On July 26, 1996, the Company sold 300,000 shares of its 2,535,572 shares holding in EVI in conjunction with a public offering by EVI of 3,000,000 newly issued shares. As a result, the Company received net proceeds of approximately $8.9 million, resulting in an after-tax gain of approximately $4.1 million ($1.24 per share). As a result of this sale and offering, the Company's ownership interest in EVI decreased to approximately 9.7 percent.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

         The shares of EVI owned by the Company are held for investment purposes. Because of, among other things, the Company's ownership interest in EVI as well as the two common directors between the two companies, the Company may be considered an "affiliate" of EVI under federal securities rules and regulations. As such, these shares may not be able to be sold by the Company absent registering such shares under the Securities Act of 1933 or an exemption therefrom.

         Prior to June 30, 1995, the Company accounted for EVI on the equity method; however, the reduction in the Company's ownership interest below 20% on June 30, 1995, necessitated a change from the equity method to the cost method and the application of certain requirements of Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under the cost method the Company no longer records its proportionate share of EVI's earnings as was done prior to June 30, 1995, under the equity method.

         In addition, under SFAS No. 115, ". . . the portion of the security that can reasonably be expected to qualify for sale within one year . . ." must be reported at its "fair value". If the Company is considered an "affiliate" under the federal securities rules and regulations, approximately 1,222,100 shares represents the number of shares which may be sold by the Company without registration pursuant to Rule 144 promulgated under the Securities Act of 1933. Accordingly, the Company has reflected in the accompanying consolidated balance sheet approximately 1,222,100 shares of the EVI holdings at the closing price quoted on the New York Stock Exchange as of December 31, 1996. The related unrealized gains and losses on those shares are reflected as a separate component of stockholders' equity, net of the related deferred taxes, until realized. The remaining 1,013,472 shares are carried at historical cost.

         The quoted market value of EVI's shares held by the Company may not be the value that would be realized should the Company dispose of some or all of the shares. As of February 26, 1997, the quoted market value of EVI's shares held by the Company was $117,647,000. The equity in earnings of EVI and its subsidiaries for the six months ended June 30, 1995 and the year ended December 31, 1994, excluding extraordinary item, was $761,000 and $1,012,000, respectively. In addition, the Company recognized in 1994 an extraordinary charge of $706,000, net of tax, attributable to the prepayment of certain debt.

         The following represents summarized financial information for EVI. For more information regarding EVI's financial condition and operations, reference is made to the EVI Form 10-K filed with the Securities and Exchange Commission.

           SUMMARIZED BALANCE SHEETS                              SUMMARIZED INCOME STATEMENTS
              AS OF DECEMBER 31,                                   FOR YEAR ENDED DECEMBER 31,
--------------------------------------------------   ------------------------------------------------------------
                (IN THOUSANDS)                                                        (IN THOUSANDS)
                              1996         1995                                   1996        1995        1994
                            --------      --------                             ---------     --------   ---------
Current assets  . . .       $558,681      $309,185    Revenues . . . . . . . . $ 478,020     $271,675   $ 185,285
Non-current assets  .        294,162       143,940    Expenses . . . . . . . .  (431,733)    (253,710)   (181,647)
                            --------      --------    Other expenses, net . .    (14,741)     (15,603)    (13,125)
                            $852,843      $453,125                             ---------     --------   ---------
                            ========      ========    Income (loss) before
                                                        taxes . . . . . . . .     31,546        2,362      (9,487)
                                                      Tax (provision) benefit.    (7,041)         240       3,795
Current liabilities .....   $233,126       $78,291                             ---------     --------   ---------
Non-current liabilities..    165,633       146,768    Income (loss) from
Stockholders' equity  ...    454,084       228,066      continuing operations.    24,505        2,602      (5,692)
                            --------      --------    Discontinued operations,
                            $852,843      $453,125      net of taxes  . . . .      7,468        8,709      10,334
                            ========      ========    Gain on disposal of
                                                        discontinued
                                                        net of taxes  . . . .     66,924           --          --
                                                       Extraordinary item  . .      (731)          --      (3,784)
                                                                               ---------     --------   ---------
                                                       Net income  . . . . . . $  98,166     $ 11,311   $     858
                                                                               =========     ========   =========


                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

(5)  SHORT-TERM BORROWINGS

         On July 8, 1993, the Company entered into a one-year loan facility agreement with a bank under which the Company can borrow up to L.3,300,000 ($5,651,000). In each of the previous three years this facility was renewed for a one year period. At December 31, 1996 and 1995, the Company had borrowings of L.2,100,000 ($3,596,000) and L.600,000 ($932,000), respectively, under this facility. Interest is charged at 2 1/4% above the lending bank's LIBOR rate. This facility is secured by second priority mortgages on various vessels as well as second assignments of such vessels' earnings.

         During 1996 and 1995, the Company had average borrowings outstanding of $1,229,000 and $431,000, respectively, under the facility. The weighted average interest rates during these periods were 8.3% and 9.0%, respectively.

(6)  LONG-TERM DEBT

         The Company's long-term debt at December 31, 1996 and 1995, consisted of the following:

                                                                                               1996        1995
                                                                                              -------    -------
                                                                                                (IN THOUSANDS)
Loan facility payable in British Pounds Sterling, quarterly principal payments of L.395,000 ($676,000) with final payment of L.6,475,000
    ($11,088,000) due in 2002, interest at 1 3/8% over the lending
    bank's LIBOR rates (7.8% as of December 31, 1996) . . . . . . . . . . . . . . . . .      $25,294    $13,635


Revolving $24,486,000 credit facility (L.11,250,000 ($19,266,000) and
    $5,220,000 tranches), facility reduces by 10% semiannually beginning
    December 31, 1996, with final payment due in 2000; interest at 1 5/8%
    over the lending bank's LIBOR rate (7.8% as of December 31, 1996) . . . . . . . . .        17,087    15,415

Revolving $7,000,000 credit facility, facility reduces by 10% semiannually beginning
    January 31, 1997, with final payment due in 2001; interest at 1 5/8% over the
    lending bank's LIBOR rate (7.3% as of December 31, 1996)  . . . . . . . . . . . . .         7,000         --

Loan facility payable in British Pounds Sterling, semiannual principal payments of
    L.350,000 ($599,000) with final payment of L.340,000 ($582,000) due in 2002, interest at 1 1/4% over the lending bank's LIBOR rate (7.7% as of
    December 31, 1996)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,175      7,594
                                                                                              -------    -------
                                                                                               56,556     36,644
Less: Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . . . . .         5,745      3,044
                                                                                              -------    -------
                                                                                              $50,811    $33,600
                                                                                              =======    =======

         The following is a summary of scheduled debt maturities by year (in thousands):

              1997  . . . . . . . . . . . .     $ 5,745
              1998  . . . . . . . . . . . .       8,348
              1999  . . . . . . . . . . . .      10,746
              2000  . . . . . . . . . . . .      13,466
              2001  . . . . . . . . . . . .       5,305
              Thereafter  . . . . . . . . .      12,946
                                                -------
                                                $56,556
                                                =======

         Each of the above facilities is secured by mortgages on various vessels as well as assignments of such vessels' earnings. The loan facility agreements restrict Gulf Offshore N.S. Ltd., Gulf Offshore Far East, Inc., Gulf Offshore Shipping Services, Inc. and Gulf Offshore Marine International, Inc., the subsidiaries that own the mortgaged vessels,

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES from making dividends or other distributions to their parent without consent of the lenders. The amount of net assets restricted under these loan provisions was $42.3 million as of December 31, 1996, and includes cash and cash equivalents of $11.1 million.

(7)  COMMITMENTS AND CONTINGENCIES

         At December 31, 1996, the Company had long-term operating leases covering office space and automobiles. Aggregate lease expense on operating leases for 1996, 1995 and 1994 was $434,000, $479,000, and $328,000,
respectively. Future minimum rental commitments under these operating leases are as follows:

              1997  . . . . . . . . . . .    $  397,000
              1998  . . . . . . . . . . .       258,000
              1999  . . . . . . . . . . .       216,000
              2000  . . . . . . . . . . .        81,000
              2001  . . . . . . . . . . .        58,000
              Thereafter  . . . . . . . .            --
                                             ----------
                                             $1,010,000
                                             ==========

         The Company, along with a major railroad, was named in a lawsuit in which the Plaintiffs claimed damages resulting from flooding and erosion allegedly caused by the railroad and/or the Company. During the third quarter of 1996, the Company was discharged from all claims by the Plaintiffs in exchange for consideration which was immaterial to the financial statements of the Company.

         On November 14, 1995, an arbitration panel in Houston awarded a customer of Ercon, $468,000 in connection with an erosion control system installed on the customer's property. The project was originally installed in June 1993 and developed problems during 1994. At December 31, 1994, management determined that a loss on this matter was likely and after review and discussions with legal counsel, a reserve of $165,000 was recorded to cover the probable costs of repair or settlement. The amount was determined based on the Company's assessment of the loss actually suffered by the customer and the belief that the customer and his engineer were responsible for a significant part of the loss. During 1995, the customer filed for arbitration claiming compensatory and punitive damages and was ultimately successful in convincing an arbitration panel that his damages suffered were higher than what was estimated by the Company and furthermore, that the Company should be held solely responsible. The amount of the award, net of the previously recorded $165,000, was reflected as expense in the accompanying consolidated statements of income in 1995. The Company made a claim to its insurance carrier for the award and associated legal fees; however, the insurance company initially denied coverage. In 1996, Ercon settled this claim with the insurance company and received $117,000, which is reflected in the consolidated statements of income in 1996.

         The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes, based on discussions with its legal counsel that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position and results of operations of the Company.

(8)  STOCKHOLDERS' EQUITY

STOCK OPTIONS AND STOCK OPTION PLANS

         Under the terms of the Company's Amended and Restated 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"), options to purchase 5,000 shares of Common Stock were granted to each of the Company's five non-employee directors in 1993 and in 1996. Additionally, options to purchase 5,000 shares of common stock are to be granted to each new non-employee director upon his or her election. The exercise price of options granted under the 1993 Plan is fixed at the market price at the date of grant. In May 1996, the number of shares reserved for issuance under this Plan was increased from 50,000 to 200,000. The options are for a term of ten years.

         Under the terms of the Company's 1987 Employee Stock Option Plan (the "1987 Plan"), options may be granted to employees to purchase Common Stock at specified prices. The 1987 Plan also provides for stock

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES appreciation rights (SAR's) that give the optionee the right, subject to certain conditions, to surrender an option and receive cash and/or shares of Common Stock having a value equal to the appreciation from date of grant of such option. As of December 31, 1996, 131,333 shares were reserved for granting of options under the 1987 Plan.

         Information with respect to all shares under option is summarized below:

                                             1996                        1995                       1994
                                    -----------------------    -----------------------     ---------------------
                                                   WEIGHTED                  WEIGHTED                   WEIGHTED
                                                    AVERAGE                   AVERAGE                    AVERAGE
                                                   EXERCISE                  EXERCISE                   EXERCISE
                                     SHARES          PRICE     SHARES          PRICE       SHARES         PRICE
                                    -------         ------     -------         ------      ------         ------
Outstanding at beginning of year     70,000         $12.99      84,967         $12.80      86,667         $12.67
Granted . . . . . . . . . . . . .    42,000          27.88          --            --           --             --
Exercised . . . . . . . . . . . .    (3,400)          6.68     (14,967)         11.88      (1,700)          6.50
                                    -------         ------     -------         ------      ------         ------
Outstanding at end of year  . . .   108,600          18.95      70,000          12.99      84,967          12.80
                                    =======         ======     =======         ======      ======         ======

Weighted average fair value
   of options granted during
   the year . . . . . . . . . . .    N/A                      N/A                         $   6.11

Exercisable as of December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . .         70,000
Shares available for future grants as of December 31, 1996  . . . . . . . . . . . .        281,333



The following table summarizes information about stock options outstanding at December 31, 1996:

                                               NUMBER
                                           OUTSTANDING AT             WEIGHTED AVERAGE
       RANGE OF EXERCISE PRICES               12/31/96                 EXERCISE PRICE
-------------------------------------      --------------             ----------------
$  6.50 to $10.50 . . . . . . . . . .           17,900                   $   8.25
$14.75 to $17.75  . . . . . . . . . .           48,700                      15.18
$26.38 to $39.00  . . . . . . . . . .           42,000                      27.88
                                           --------------
                                               108,600                      18.95
                                           ==============


         Historically, the Company has used stock options as a long-term incentive for its employees, officers and directors under the above mentioned stock option plans. The exercise price of options granted is equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, consistent with the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), no compensation expense has been recognized in the accompanying financial statements.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation. The pronouncement defines a fair-value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 also allows an entity to continue to measure compensation cost for those instruments using the intrinsic value-based method of accounting prescribed by APB 25. The Company has elected to follow APB 25 and related interpretations in accounting for employee stock options because the valuation models prescribed for use by SFAS No. 123 to determine the fair value of options were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense has been recognized in the accompanying financial statements.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair-value method described above. No fair value calculations are required for 1995 as there were no options issued during that period. The fair value for the 1996 options was estimated at the date of the grant using the Black-Scholes option pricing model
with the following weighted average assumptions:   Risk free interest rates of
5%; a weighted average volatility factor of the expected market price of the Company's stock of .14; no expected dividends; and weighted average expected option lives of 4 years.

         For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The pro forma information is not meant to be representative of the effects on reported net income for future years, because as provided by SFAS No. 123, only the effects of awards granted in 1995 and 1996 are required to be considered in the pro forma calculations.

                                                  1996
                                    -----------------------------------
                                      AS REPORTED           PRO FORMA
                                    --------------        -------------
Net income  . . . . . . . . . . .       $8,439,000           $8,350,000
Earnings per share  . . . . . . .            $2.53                $2.50


PREFERRED STOCK

         The Company is authorized by its Certificate of Incorporation to issue up to 500,000 shares of $50 par value cumulative preferred stock. As of December 31, 1996, none has been issued.

(9)  INCOME TAXES

           Income before income taxes and extraordinary item attributable to domestic and foreign operations was (in thousands):

                                  YEAR ENDED DECEMBER 31,
                               --------------------------------
                                1996         1995         1994
                              -------       ------       ------
U.S.  . . . . . . . . . . .    $6,770       $1,690       $1,232
Foreign . . . . . . . . . .     5,980           88        2,656
                              -------       ------       ------
                              $12,750       $1,778       $3,888
                              =======       ======       ======

         The components of the Company's tax provisions attributable to income before extraordinary item are as follows (in thousands):

                         1996                            1995                              1994
             -----------------------------     ---------------------------     ------------------------------
                        DEFERRED                        DEFERRED                         DEFERRED
             CURRENT    AND OTHER    TOTAL     CURRENT  AND OTHER    TOTAL     CURRENT    AND OTHER     TOTAL
             -------    --------    ------     -------  ---------   ------     -------    ---------    ------
U.S.  . .      $464       $2,008    $2,472    $    --     $3,495    $3,495    $    --          $69        $69
Foreign .       132        1,707     1,839        109         76       185        242          797      1,039
             -------    --------    ------     -------  ---------   ------     -------    ---------    ------
               $596       $3,715    $4,311       $109     $3,571    $3,680       $242         $866     $1,108
             =======    ========    ======     =======  =========   =======    =======    =========    =======


         Included in the 1996 tax provision is $2,130,000 of taxes associated with the sale of 300,000 shares of EVI. The deferred provision in 1995 included $3,374,000 of additional deferred taxes related to the Company's change in

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES accounting for its investment in EVI from the equity method to the cost method.

         Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax liability as of December 31, 1996 and 1995, were (in thousands):

                                                           DECEMBER 31,
                                                    ------------------------
                                                      1996             1995
                                                    --------         -------
Deferred tax assets:
    Net operating loss carryforwards  . . . . .       $8,668          $9,152
    Non-deductible accruals . . . . . . . . . .        1,381           1,462
    Foreign tax credits . . . . . . . . . . . .          224             387
    Alternative minimum tax credits . . . . . .          597             284
    Other tax credits . . . . . . . . . . . . .          175             175
    Valuation allowance . . . . . . . . . . . .         (267)           (846)
                                                    --------         -------
                                                      10,778          10,614
                                                    --------         -------
Deferred tax liabilities:
    Depreciation  . . . . . . . . . . . . . . .      (12,866)         (8,400)
    Investment in EVI . . . . . . . . . . . . .      (22,646)         (9,929)
    Foreign income not currently recognizable .       (1,017)           (709)
    Other . . . . . . . . . . . . . . . . . . .         (301)           (323)
                                                    --------         -------
                                                     (36,830)        (19,361)
                                                    --------         -------
Net deferred tax liability  . . . . . . . . . .     $(26,052)        $(8,747)
                                                    ========         =======


         A total of $17,604,000 of deferred tax liability is attributable to the unrealized gain on a portion of the investment in EVI.

         The difference between the provision at the statutory U.S. federal income tax rate and the tax provision attributable to income from continuing operations in the accompanying Consolidated Financial Statements is analyzed below.

                                                                     1996        1995         1994
                                                                     -----      ------       -----
U.S. federal statutory income tax rate  . . . . . . . . . . . .      34.0%       34.0%        34.0%
Differences applicable to income of unconsolidated
    subsidiaries  . . . . . . . . . . . . . . . . . . . . . . .       --        266.1         (7.1)
Effect of international operations  . . . . . . . . . . . . . .      (0.2)        2.2         15.8
Utilization of U.S. net operating loss carryforwards  . . . . .       --        (92.0)       (15.9)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --         (3.5)         1.7
                                                                     -----      ------       -----
                                                                     33.8%      206.8%        28.5%
                                                                     =====      ======       =====

         As of December 31, 1996, the Company had the following carryforward losses and credits for income tax purposes that are, subject to certain limitations, available to offset future taxable income (in thousands):

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                                   AMOUNT         EXPIRATION
                                                   ------         ----------
U.S. tax purposes:
    Foreign tax credits . . . . . . . . . . .      $  224       1997 - 2000
    Alternative minimum tax credits . . . . .         597        Indefinite
    Other tax credits . . . . . . . . . . . .         175       1997 - 2000
Foreign tax purposes:
    Net operating losses  . . . . . . . . . .      26,267        Indefinite


(10)  UNAUDITED QUARTERLY FINANCIAL DATA

         The following tabulation sets forth unaudited quarterly information for 1996 and 1995.

                                                                     QUARTER
                                                  ----------------------------------------------
                                                  FIRST        SECOND        THIRD        FOURTH
                                                  -----        ------        -----        ------
                                                     (In thousands, except per share amounts)
1996:
    Revenues  . . . . . . . . . . . . . . . .      $7,161        $8,978       $11,778      $13,826

    Income before income taxes  . . . . . . .         (28)        1,135         8,674        2,969
    Net income  . . . . . . . . . . . . . . .          47           756         5,711        1,925
    Earnings per share  . . . . . . . . . . .        0.01          0.23          1.71         0.58

1995:
    Revenues  . . . . . . . . . . . . . . . .      $7,500        $9,535       $10,547       $8,495
    Income (loss) before income taxes . . . .        (273)          916           826          309
    Net income (loss) . . . . . . . . . . . .        (221)       (2,712)          677          354
    Earnings (loss) per share . . . . . . . .       (0.07)        (0.81)         0.20         0.11

(11)  OPERATING SEGMENT INFORMATION

BUSINESS SEGMENTS

         The Company's operations are divided into two segments:

         (a)  Offshore marine services

                   The offshore marine services subsidiaries operate
              twenty-nine offshore support vessels principally in the North Sea and Southeast Asia. The vessels provide transportation of materials, supplies and personnel to and from offshore platforms and drilling rigs. Some of the vessels also perform anchor handling and towing services.

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

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                                   DECEMBER 31,
                                                                        -------------------------------------
                                                                          1996           1995           1994
                                                                        --------       --------       -------
                                                                                  (IN THOUSANDS)
Revenues:
    Offshore marine services  . . . . . . . . . . . . . . . . . . .     $ 34,749       $ 27,233       $27,692
    Erosion control . . . . . . . . . . . . . . . . . . . . . . . .        6,994          8,844         6,756
                                                                        --------       --------       -------
    Total revenues  . . . . . . . . . . . . . . . . . . . . . . . .     $ 41,743       $ 36,077       $34,448
                                                                        ========       ========       =======

Operating income:
    Offshore marine services  . . . . . . . . . . . . . . . . . . .     $ 10,376       $  3,568       $ 4,993
    Erosion control . . . . . . . . . . . . . . . . . . . . . . . .        1,173            759           567
    Corporate and other . . . . . . . . . . . . . . . . . . . . . .       (1,510)          (877)       (1,335)
                                                                        --------       --------       -------
    Total operating income  . . . . . . . . . . . . . . . . . . . .     $ 10,039       $  3,450       $ 4,225
                                                                        ========       ========       =======

Identifiable assets:
    Offshore marine services  . . . . . . . . . . . . . . . . . . .     $110,110       $ 73,102       $63,604
    Erosion control . . . . . . . . . . . . . . . . . . . . . . . .        1,746          1,612         2,603
    Corporate and other(1)  . . . . . . . . . . . . . . . . . . . .       77,830         36,221        22,469
                                                                        --------       --------       -------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .     $189,686       $110,935       $88,676
                                                                        ========       ========       =======

Capital expenditures:
    Offshore marine services  . . . . . . . . . . . . . . . . . . .     $ 23,257       $ 14,518       $   648
    Erosion control . . . . . . . . . . . . . . . . . . . . . . . .          137            160           165
    Corporate and other . . . . . . . . . . . . . . . . . . . . . .            6              9             3
                                                                        --------       --------       -------
    Total capital expenditures  . . . . . . . . . . . . . . . . . .     $ 23,400       $ 14,687       $   816
                                                                        ========       ========       =======

Depreciation and amortization:
    Offshore marine services  . . . . . . . . . . . . . . . . . . .     $  4,995       $  5,446       $ 5,038
    Erosion control . . . . . . . . . . . . . . . . . . . . . . . .          116            105            87
    Corporate and other . . . . . . . . . . . . . . . . . . . . . .           18             20            21
                                                                        --------       --------       -------
    Total depreciation and amortization . . . . . . . . . . . . . .     $  5,129       $  5,571       $ 5,146
                                                                        ========       ========       =======

------------------------------------------------------------------------

(1) Includes the Company's investment in Energy Ventures.


         Capital expenditures of the offshore marine services segment include approximately $13,301,000 related to the purchase of the Highland Warrior and payments to the shipyard related to the purchase of the Highland Piper and the Highland Drummer in 1995. In 1996, capital expenditures included $22,986,000 related to the final payment on the Highland Piper, interim payments of the Highland Drummer and Highland Rover and the purchase of six vessels in Southeast Asia from Maritime, Pte. Ltd.

                 GULFMARK INTERNATIONAL, INC. AND SUBSIDIARIES

GEOGRAPHIC REGIONS

         Information by geographical area is based on the location where services were performed. Operating income represents revenues less operating expenses and is not reduced for interest expense and income taxes. General corporate expenses incurred in the United States have not been allocated to foreign operations for purposes of this disclosure.

                                           UNITED                                     BRAZIL
                                           STATES        EUROPE       FAR EAST      AND OTHER        TOTAL
                                           ------       ---------    -----------    ---------        -----
                                                       PRIMARILY UK
                                                                   (IN THOUSANDS)
1996:
    Revenues  . . . . . . . . . . . . .     $6,994        $25,552        $7,732          $1,465      $41,743
    Operating income (loss) . . . . . .     (1,509)         9,813         1,473             262       10,039
    Identifiable assets . . . . . . . .     79,790         85,036        23,805           1,055      189,686

1995:
    Revenues  . . . . . . . . . . . . .     $8,844        $20,176        $6,142            $915      $36,077
    Operating income (loss) . . . . . .     (1,006)         4,027           639            (210)       3,450
    Identifiable assets . . . . . . . .     38,184         60,318        10,939           1,494      110,935

1994:
    Revenues  . . . . . . . . . . . . .     $6,756        $18,685        $8,178           $829       $34,448

    Operating income (loss) . . . . . .     (1,658)         3,699         2,431           (247)        4,225
    Identifiable assets . . . . . . . .     25,791         43,607        19,278             --        88,676


MAJOR CUSTOMERS

         For the years ended December 31, 1996, 1995 and 1994, the Company had major customers who comprised more than 10% of revenues. The loss of a major customer could have an adverse effect on the Company's financial condition and results of operations until new charters are obtained.

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                      1996             1995            1994
                                                                      ----             ----            ----
Customer A  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13%              11%              11%
Customer B  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12               --               --
Customer C  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --               --               12

                                                                      SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                          GULFMARK INTERNATIONAL, INC.

                             (PARENT COMPANY ONLY)

                           CONDENSED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                    --------------------------
                                                                                      1996              1995
                                                                                    --------          --------
                                                                                         (IN THOUSANDS)
                                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .     $  6,087          $  1,619
    Receivables, inventory, prepaids and other  . . . . . . . . . . . . . . . .          458               344
                                                                                    --------          --------
        Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .        6,545             1,963
                                                                                    --------          --------

INVESTMENTS IN SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . . . . . . .      108,578            56,011
                                                                                    --------          --------


PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
    of $503,000 in 1996 and $427,000 in 1995  . . . . . . . . . . . . . . . . .          553               606
                                                                                    --------          --------

ACCOUNTS AND NOTES RECEIVABLE FROM SUBSIDIARIES . . . . . . . . . . . . . . . .        4,198             8,807
                                                                                    --------          --------

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          335                11
                                                                                    --------          --------
                                                                                    $120,209          $ 67,398
                                                                                    ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . .       $1,058         $     674
                                                                                    --------          --------


DEFERRED TAXES AND OTHER  . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,156             7,766
                                                                                    --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $1 par value; 10,000,000 shares authorized; 3,339,952 and
     3,336,352 shares issued and outstanding . .  . . . . . . . . . . . . . . .        3,340             3,336
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .       23,520            23,501
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,676            28,237
    Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . .       (1,520)           (4,146)
    Unrealized gain on investment . . . . . . . . . . . . . . . . . . . . . . .       33,979             8,030
                                                                                    --------          --------
        Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .       95,995            58,958
                                                                                    --------          --------
                                                                                    $120,209         $  67,398
                                                                                    ========         =========





                   The accompanying notes are an integral part of these condensed financial statements.

                         GULFMARK INTERNATIONAL, INC.

                             (PARENT COMPANY ONLY)

                         CONDENSED STATEMENTS OF INCOME


                                                                                 YEAR ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                              1996         1995         1994
                                                                             -------      -------     -------
                                                                                  (IN THOUSANDS, EXCEPT
                                                                                    PER SHARE AMOUNTS)
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,223      $ 1,582     $ 1,530
                                                                             -------      -------     -------

COST AND EXPENSES:
    Direct operating expenses . . . . . . . . . . . . . . . . . . . . . . .       78           91          90
    Selling, general and administrative expenses  . . . . . . . . . . . . .    2,208        1,875       2,202
                                                                             -------      -------     -------
                                                                               2,286        1,966       2,292
                                                                             -------      -------     -------
OPERATING LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,063)        (384)       (762)
                                                                             -------      -------     -------

OTHER INCOME (EXPENSES):
    Equity in earnings of subsidiaries  . . . . . . . . . . . . . . . . . .    5,073        1,338       3,075
    Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      242          568         472
    Gain on sale of 300,000 EVI shares  . . . . . . . . . . . . . . . . . .    6,264           --          --

    Other income (expense), net . . . . . . . . . . . . . . . . . . . . . .       --           71          64
                                                                             -------      -------     -------
                                                                              11,579        1,977       3,611
                                                                             -------      -------     -------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM . . . . . . . . . . . . .   10,516        1,593       2,849

INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,077)      (3,495)        (69)
                                                                             -------      -------     -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM . . . . . . . . . . . . . . . . . .    8,439       (1,902)      2,780

EXTRAORDINARY ITEM ATTRIBUTABLE TO EVI (Less applicable income tax
benefit of $51,000) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --           --        (706)
                                                                             -------      -------     -------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 8,439      $(1,902)    $ 2,074
                                                                            ========      =======     =======

EARNINGS PER SHARE:
    Income (loss) before extraordinary item . . . . . . . . . . . . . . . .  $  2.53      $ (0.57)    $  0.83
    Extraordinary item attributable to Energy Ventures, Inc.  . . . . . . .      --            --       (0.21)
                                                                             -------      -------     -------
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2.53      $ (0.57)    $  0.62
                                                                            ========      =======     =======

WEIGHTED AVERAGE SHARES OUTSTANDING . . . . . . . . . . . . . . . . . . . .    3,338        3,322       3,320
                                                                            ========      =======     =======





             The accompanying notes are an integral part of these
                       condensed financial statements.

                         GULFMARK INTERNATIONAL, INC.

                             (PARENT COMPANY ONLY)

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                   COMMON
                                  STOCK AT    ADDITIONAL                 CUMULATIVE   UNREALIZED      TOTAL
                                   $1 PAR       PAID-IN      RETAINED    TRANSLATION    GAIN ON   STOCKHOLDERS'
                                    VALUE       CAPITAL      EARNINGS    ADJUSTMENT   INVESTMENT      EQUITY
                                    ------      -------      --------    ----------   ----------   ------------
                                                                 (IN THOUSANDS)
Balance at December 31, 1993  .     $3,320      $23,329      $ 28,065    $   (4,326)  $       --   $     50,388
     Net income . . . . . . . .         --           --         2,074            --           --          2,074
     Issuance of stock  . . . .          1            9            --            --           --             10
     Translation adjustment . .         --           --            --           553           --            553
                                    ------      -------      --------    ----------   ----------   ------------

Balance at December 31, 1994  .      3,321       23,338        30,139        (3,773)          --         53,025
     Net loss . . . . . . . . .         --           --        (1,902)           --           --         (1,902)
     Issuance of stock  . . . .         15          163            --            --           --            178
     Translation adjustment . .         --           --            --          (373)          --           (373)
     Unrealized gain on
          investment, net of tax        --           --            --            --        8,030          8,030
                                    ------      -------      --------    ----------   ----------   ------------

Balance at December 31, 1995  .      3,336       23,501        28,237        (4,146)       8,030         58,958
     Net income . . . . . . . .         --           --         8,439            --           --          8,439
     Issuance of stock  . . . .          4           19            --            --           --             23
     Translation adjustment . .         --           --            --         2,626           --          2,626
     Unrealized gain on
          investment, net of tax        --           --            --            --       25,949         25,949
                                    ------      -------      --------    ----------   ----------   ------------

Balance at December 31, 1996  .     $3,340      $23,520      $ 36,676    $   (1,520)  $    33,979  $     95,995
                                    ======      =======      ========    ===========  ===========  ============




             The accompanying notes are an integral part of these
                       condensed financial statements.

                         GULFMARK INTERNATIONAL, INC.

                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                            1996           1995        1994
                                                                          --------        -------    --------
                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operations . . . . . . . . . . . . . . .   $ (1,089)       $    53    $ (1,248)
                                                                          --------        -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in and advances to subsidiaries, net . . . . . . . . . .     (3,331)           809         447
    Sales of property and equipment, net  . . . . . . . . . . . . . . .      8,865            115          45
                                                                          --------        -------    --------
Net cash provided by investing activities . . . . . . . . . . . . . . .      5,534            924         492
                                                                          --------        -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock and other, net . . . . . . . . . . . . . .         23            178          10
                                                                          --------        -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,468          1,155        (746)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . .      1,619            464       1,210
                                                                          --------        -------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . .   $  6,087        $ 1,619   $     464
                                                                          ========        =======   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     --        $    --    $     --
    Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . .        479             --          15





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

VESSELS AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation is provided by the straight-line method. Prior to January 1, 1996 vessels were depreciated over a useful life of 20 years. During the first quarter of 1996, management completed an evaluation of the useful life used for depreciating vessels in light of recent vessel performance, changes in the materials available to protect vessel hulls and industry practice. Based on the results, it was determined that a useful life of 25 years for its vessels was a better estimate than the 20 years used previously. Therefore, effective January 1, 1996, the estimated useful life was extended to 25 years. Maintenance and repairs that do not extend the useful life of the asset and are not attributable to drydockings of vessels are charged to operations as incurred. Major renovation costs and modifications are capitalized and amortized over the estimated remaining useful life.

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of", which was effective for the Company on January 1, 1996. The statement sets forth guidelines regarding when to recognize an impairment of long-lived assets, including goodwill, and how to measure such impairment. Adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

                         GULFMARK INTERNATIONAL, INC.
                             (PARENT COMPANY ONLY)
          NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


NATURE OF OPERATIONS

    The nature and location of the Company's operations is discussed in Note 11 as well as in Part I. Item I - Business.

RECLASSIFICATIONS

    Certain reclassifications have been made to amounts previously reported to conform with the current year presentation.

(2) CASH DIVIDENDS PAID BY SUBSIDIARIES

    Cash dividends from unconsolidated subsidiaries for 1996, 1995 and 1994 were not significant, and the Company's consolidated subsidiaries have not paid any cash dividends during the three most recent years. Certain loan facility agreements entered into by the Company's subsidiaries restrict the amount of distributions that can be made. The amount of net assets that is subject to such restrictions is $42.3 million as of December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   DIRECTORS

    The following is a list of directors of the Company as of February 26, 1997. It is expected that the Company, as the sole stockholder of New GulfMark prior to the Transactions, will elect each of the following to serve as directors of New GulfMark and such persons will cease to be directors of the Company upon consummation of the Merger. The business address for each person listed below is GulfMark International, Inc., 5 Post Oak Park, Suite 1170, Houston, Texas 77027-3414. Unless otherwise indicated, each individual listed below is a citizen of the United States. If the Transactions are not consummated at the special meeting of stockholders to be held on or about April 25, 1997, the Company will hold an annual meeting of its stockholders to elect directors as soon as practicable.

                                                                      YEAR FIRST BECAME
               NAME                              AGE                       DIRECTOR
---------------------------------               -----                 -----------------
David J. Butters  . . . . . . . .                56                          1989
Norman G. Cohen . . . . . . . . .                74                          1972
Marshall A. Crowe . . . . . . . .                75                          1978
Louis S. Gimbel, 3rd  . . . . . .                67                          1970
Robert B. Millard . . . . . . . .                46                          1989


    David J. Butters is Chairman of the Board and is a member of the Executive, Audit and Compensation Committees. He is a Managing Director of Lehman Brothers, an investment banking firm and division of Lehman Brothers, Inc. ("Lehman Brothers"), which is a subsidiary of Lehman, where he has been employed for more than the past five years. Mr. Butters is currently Chairman of the Board of Energy Ventures, Inc., a director of Anangel-American Shipholdings, Ltd., and a member of the Board of Advisors of Energy International, N.V.

    Norman G. Cohen is Chairman of the Audit and Compensation Committees. He has served as President of Norman G. Cohen, Inc., consultants and mortgage lenders, for more than five years and is a Director of Brewster Wallcovering Co., Randolf, Massachusetts. Mr. Cohen is a partner in Orie Co., a private investment company, and former Chairman of the National Parks and Conservation Association.

    Marshall A. Crowe serves as a member of the Audit Committee. Since January 1978, Mr. Crowe has served as President of M. A. Crowe Consultants, Inc., providing consulting services in the energy and financial fields. For four years prior thereto, he was Chairman of the National Energy Board of Canada and was previously Chairman of the Board of Canada Development Corporation, which was engaged in the business of making equity investments in Canadian enterprises. Mr. Crowe is also of counsel at Johnston & Buchan, barristers and solicitors, Ottawa, Canada. Mr. Crowe is a Canadian citizen.

    Louis S. Gimbel, 3rd is a member of the Executive Committee. He is President, Chief Executive Officer and a Director of S. S. Steiner, Inc. and President and Chairman of the Board of Hops Extract Corporation and Co-manager of Stadelman Fruit LLC. He has been employed by S.S. Steiner, Inc. for more than the past five years. S. S. Steiner, Inc. is engaged in the farming, trading, processing, importing and exporting of hops and other specialty crops.

    Robert B. Millard is a member of the Executive and Compensation Committees. He is a Managing Director of Lehman Brothers, where he has been employed for more than the past five years. Mr. Millard also serves as a Director of Energy Ventures, Inc.

                               EXECUTIVE OFFICERS

    The following are the executive officers of the Company. If the Transactions are consummated it is expected that the executive officers of New GulfMark will be substantially similar to the executive officers of the Company and each will be elected as an executive officer of New GulfMark and each such person will cease to be an officer of the Company.


                NAME                                               POSITION                                      AGE
-----------------------------------       -------------------------------------------------                     -----
Bruce A. Streeter . . . . . . . . .       President, Gulf Offshore Marine                                        48
Frank R. Pierce . . . . . . . . . .       Executive Vice President, Secretary and Treasurer                      47
Kevin D. Mitchell . . . . . . . . .       Controller and Assistant Secretary                                     28


    Bruce A. Streeter was elected President of the Gulf Offshore Marine Division in November 1990 and has continued in that capacity up to the present. Prior to November 1990 he was with Offshore Logistics, Inc. for a period of twelve years serving in a number of capacities including General Manager Marine Division.

    Frank R. Pierce was elected Executive Vice President, Secretary and Treasurer of GulfMark in December 1990 and has been employed with the Company since July 1987 serving as its Vice President, Finance. In addition, he served as Director and Vice President, Finance of Energy Ventures, Inc. until 1990. Prior to July 1987, he was with Daniel Industries, Inc., a supplier of fluid measurement products and systems to energy companies, for nine years, where he served as Controller.

    Kevin D. Mitchell was elected Controller and Assistant Secretary of the Company in September, 1996. Prior to that, he served as controller for one year with E-Stamp Corporation, a start-up software company, having previously completed five years with Arthur Andersen LLP, a major accounting firm.

ITEM 11.   DIRECTOR AND EXECUTIVE OFFICER COMPENSATION

                             DIRECTOR COMPENSATION

    Each non-employee director of the Company is paid $1,000 for each meeting of the Board of Directors and $500 for each Committee meeting of the Board of Directors he or she attends. In addition, a $2,000 retainer is paid to each non- employee director of the Company for each quarter of the year in which such director serves as a director. The Company also has a retainer arrangement with Mr. Butters pursuant to which he receives a retainer of $6,250 per month for serving as Chairman of the Board. Total compensation paid in 1996 to the non-employee directors, including director fees and retainers, was $90,500 for Mr. Butters, $16,000 for Mr. Cohen, $15,000 for Mr. Crowe, $12,500
for Mr. Gimbel and $13,000 for Mr. Millard. In addition, the Company furnishes Messrs. Cohen, Crowe and Gimbel with a $250,000 life insurance policy.
Premiums paid during 1996 for such policies were $12,757 for Mr. Cohen, $15,428 for Mr. Crowe and $6,805 for Mr. Gimbel.

    The Board of Directors of the Company maintains a 1993 Amended and Restated Non-Employee Director Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, each non-employee director as of December 8, 1993 was granted, and each new non-employee director as of the date he is first elected as a director of the Company will be granted, an option to purchase 5,000 shares of common stock at a price equal to the market price of the shares of common stock on the date of grant. These options are exercisable for a period beginning one year from the date of grant and ending ten years from the date of grant. Options granted terminate three months after the optionee ceases to be a director of the Company except in the event of death, disability or retirement, in which case the options terminate one year after he or she ceases to be a director because of such event. Each of the Company's current directors has received options to purchase 5,000 shares of common stock under the 1993 Plan having an exercise price of $14.75 per share.

    On March 18, 1996 the Board of Directors of the Company adopted various amendments to the 1993 Plan including provisions for automatic periodic grants of options to purchase 5,000 shares of Common Stock to non-employee directors. These amendments were approved by the stockholders in May 1996. Accordingly, each non-employee director of the Company was granted on March 18, 1996 an option to purchase 5,000 shares of common stock at an exercise price of $26.375 per share. Each non-employee director will receive options to purchase 5,000 additional shares of Common Stock at an exercise price equal to the fair market value of such shares of common stock on the date of grant, upon his re-election as a director at the Company's Annual Stockholders meetings in 1999, 2002 and 2005, provided, however, if the Transactions are consummated, New GulfMark will assume the 1993 Plan with such adjustments necessary to preserve the intrinsic value of the options.

    In 1988, the Company adopted an arrangement under which each non-employee director of the Company as of the time of such adoption and each future non-employee director of the Company was granted options to purchase an aggregate of 5,000 shares of common stock. Under this arrangement, each such non-employee director received an automatic grant of options to purchase 2,500 shares on an annual basis for two years following the adoption of the arrangement or their first election as a director. Options granted under this arrangement had exercise prices equal to the market price of the shares of Common Stock on the date of grant, were exercisable for a period of ten years from the date of grant and terminate three months after the optionee ceases to be a director of the Company except in the event of death, disability or retirement, in which case the option terminates one year after he or she ceases to be a director because of such event. No further options will be granted under this arrangement. Each of the Company's current directors has received options under this arrangement, with the options held by Messrs. Cohen, Crowe and Gimbel having average exercise prices of $8.63 per share and the options held by Messrs. Butters and Millard having an average exercise price of $16.50 per share. Upon consummation of the Transactions, New GulfMark has agreed to assume the outstanding stock options issued under this policy.

                         EXECUTIVE OFFICER COMPENSATION

    The aggregate compensation paid by the Company for services rendered during the last three years in all capacities to the highest paid executive officers whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1996 was as follows:


                                              SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                                 COMPEN-
                                               ANNUAL COMPENSATION               SATION
                                 -----------------------------------------   --------------

                                                                                 AWARDS
                                                                             --------------
                                                                  OTHER        SECURITIES
         NAME AND                                                 ANNUAL       UNDERLYING        ALL OTHER
      PRINCIPAL POSITION    YEAR        SALARY      BONUS    COMPENSATION(1)     OPTIONS       COMPENSATION
--------------------------  -----  --------------  --------  ------------   ---------------- -----------------

Bruce A. Streeter         1996           $175,000     $75,000     --             8,000          $2,848(2)
   President, Gulf        1995            140,000      70,000     --                --          2,765(2)
   Offshore Marine        1994            135,000      50,000     --                --          2,708(2)
   Division
Frank R. Pierce           1996           $135,000     $25,000     --             2,000          $1,755(2)
   Executive Vice         1995            130,000      15,000     --                --          1,706(2)
   President, Secretary,  1994            125,000       8,000     --                --          1,663(2)
   and Treasurer

------------------------
    (1)Other annual compensation excludes perquisites and other benefits because the aggregate amount of such compensation was less than 10% of the combined total for salary and bonus.

    (2)Includes matching contributions made by the Company pursuant to its 401(k) saving plan of $1,900 and $1,755 for Messrs. Streeter and Pierce, respectively, and premiums associated with a $500,000 split-dollar life insurance policy of $948 for Messr. Streeter.


    The Company entered into an employment contract with Mr. Streeter on January 1, 1994 which provided for a salary of at least $135,000 per year until December 31, 1996. In the event employment was terminated, Mr. Streeter would have continued to receive the base salary and other benefits until December 31, 1996 except in the event of resignation by Mr. Streeter, termination due to Mr. Streeter's death or total and permanent disability or termination by the Company for "cause", as defined in the employment contract. This employment contract has now expired.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                                                                               POTENTIAL
                                   INDIVIDUAL GRANTS                                       REALIZABLE VALUE AT
-------------------------------------------------------------------------------------        ASSUMED ANNUAL
                                NUMBER OF       % OF TOTAL                                RATES OF STOCK PRICE
                               SECURITIES      OPTIONS/SARS                                   APPRECIATION
                               UNDERLYING       GRANTED TO     EXERCISE                     FOR OPTION TERM
                             OPTIONS/SARS(1)  EMPLOYEES IN     OR BASE     EXPIRATION    --------------------
   NAME                        GRANTED (#)    FISCAL YEAR      PRICE($/SH)     DATE         5% ($)       10% ($)
---------------------------  -------------    -----------      ----------  ----------    ----------    ---------
Bruce Streeter  . . . . . .       8,000           47.1%         $26.375      03-18-06      $132,697      $336,280
Frank Pierce  . . . . . . .       2,000           11.8%          26.375      03-18-06        33,174        84,070

---------------------------
    (1)One-third of the options granted became exercisable at each of one year, two years and three years, respectively, from date of grant.


    The following table presents the total number of options to purchase common stock held by the named executive officers of the Company at December 31, 1996:

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                     NUMBER OF
                                                                    SECURITIES                VALUE OF
                                                                    UNDERLYING               UNEXERCISED
                                                                    UNEXERCISED             IN-THE-MONEY
                              SHARES                              OPTIONS/SARS AT          OPTIONS/SARS AT
                             ACQUIRED                             FISCAL YEAR END          FISCAL YEAR END
                                ON               VALUE             EXERCISABLE/             EXERCISABLE/
          NAME               EXERCISE         REALIZED(1)          UNEXERCISABLE         UNEXERCISABLE(2)
-----------------------      --------         ----------           -------------        -------------------
Bruce A. Streeter . . .         --            $       --           5,000 / 8,000        $215,000 / $101,250
Frank R. Pierce . . . .        900              46,350             9,100 / 2,000        $437,200 / $  63,250

    (1) Value based on difference in market value on date of exercise and option price.

    (2) Value based on difference in market value of common stock on December 31, 1996 and exercise price. The actual value, if any, of the unexercised options will be dependent upon the market price of the Common Stock at the time of exercise.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    No member of the Compensation Committee of the Company is or was an officer or employee of the Company or had any relationship requiring disclosure under applicable rules, except that Mr. Butters has a retainer arrangement with the Company, pursuant to which Mr. Butters receives a retainer of $6,250 per month for serving as Chairman of the Board of the Company. In 1996, Mr. Butters received $90,500 in director fees and retainers from the Company.

CHANGES IN CONTROL

    If the Transactions are consummated, there will be a change in control of the Company upon the effective date of the Merger. See "Proposed Distribution and Merger" under Item 1 of this Form 10-K and "Submission of Matters to a Vote of Security Holders" under Item 4 of this Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to each person who at February 1, 1997, was known by the Company to be the beneficial owner of more than 5% of the outstanding common stock:

                                                               NO. OF SHARES
               NAME AND ADDRESS OF                          BENEFICIALLY OWNED                 PERCENT OF
                BENEFICIAL OWNER                           AS OF RECORD DATE(1)                  CLASS
-----------------------------------------------            --------------------                ----------
Lehman Brothers Holdings Inc. . . . . . . . . .                  1,048,913(2)                     31.4%
3 World Financial Center
New York, New York  10285

Mutual Beacon Fund  . . . . . . . . . . . . . .                    319,037(3)                      9.6%
c/o Franklin Mutual Advisers, Inc.
51 John F. Kennedy Parkway
Short Hills, New Jersey  07078

Estabrook Capital Management Inc. . . . . . . .                    383,950(4)                     11.5%
430 Park Avenue, Suite 1800
New York, New York  10022

-----------------------------------------------
   (1)Unless otherwise indicated below, the persons or group listed have sole voting and investment power with respect to their shares of Common Stock.

   (2)Of the 1,048,913 shares of common stock beneficially owned by Lehman Brothers Holdings Inc., 33,800 shares are subject to shared investment power.

   (3)Mutual Beacon Fund ("Beacon") is a portfolio of Franklin Mutual Series Fund Inc., a registered investment company for which Franklin Mutual Advisers, Inc. ("FMAI") acts as investment advisor. Pursuant to contracts with Beacon, FMAI has sole investment and voting power over the shares owned by Beacon. FMAI disclaims any economic beneficial interest in these shares.

   (4)Estabrook Capital Management Inc. acts as an investment advisor and in such capacity has shared voting power and sole investment power over the shares.

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

   The following table sets forth, as of February 1, 1997, the number and percentage of shares of common stock beneficially owned by each of the Company's directors, each executive officer named in the summary compensation table included under "Executive Officers and Compensation", and all directors and officers as a group.

                                                              NO. OF SHARES BENEFICIALLY
                                                                     OWNED AS OF                        PERCENT
                         NAME                                   FEBRUARY 1, 1997(1)(2)                OF CLASS(3)
-------------------------------------------------------        --------------------------         -------------------
David J. Butters  . . . . . . . . . . . . . . . . . .                    86,400(4)                       2.59%
Norman G. Cohen . . . . . . . . . . . . . . . . . . .                    26,991(5)                        --
Marshall A. Crowe . . . . . . . . . . . . . . . . . .                    12,600                           --
Louis S. Gimbel, 3rd  . . . . . . . . . . . . . . . .                    65,767(6)                       1.97%
Robert B. Millard . . . . . . . . . . . . . . . . . .                    96,400                          2.89%
Frank R. Pierce . . . . . . . . . . . . . . . . . . .                    14,267                           --
Bruce A. Streeter . . . . . . . . . . . . . . . . . .                    10,632                           --
All directors and officers
   as a group (9 persons) . . . . . . . . . . . . . .                   313,057                          9.37%

-------------------------------------------------------
   (1)Unless otherwise indicated below, the persons listed have sole voting and investment power with respect to their shares of common stock.

   (2)The amounts set forth in this column include the following shares of common stock considered to be beneficially owned through the holder's ability to exercise stock options to purchase such shares within 60 days: Messrs. Butters, Cohen, Gimbel and

Millard - 15,000 shares each; Mr. Crowe - 12,500 shares; Mr. Pierce - 9,767 shares; Mr. Streeter -7,667 shares; and all directors and officers as a group - 95,600 shares.

   (3) Less than one percent unless otherwise indicated.

   (4) Includes 21,500 shares of Common Stock owned by trusts of which Mr. Butters is the co-trustee and 20,000 shares beneficially owned by Mr. Butters' wife.

   (5) Includes 11,991 shares owned by a limited partnership in which Mr. Cohen is a 49.5% limited partner, Mr. Cohen's wife is a 49.5% limited partner, and the 1% general partner is a limited liability company controlled by Mr. Cohen and his wife. Mr. Cohen has shared voting and investment power with respect to all of such shares. Mr. Cohen disclaims beneficial interest of the 5,995.5 shares owned by his wife through her interest in the limited partnership.

   (6) Includes 7,605 shares of Common Stock owned by trusts of which Mr. Gimbel is the co-trustee.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None


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

    (3) EXHIBITS

                                                                        INCORPORATED BY REFERENCE FROM THE
 EXHIBITS                          DESCRIPTION                                  FOLLOWING DOCUMENTS
---------                          -----------                           ----------------------------------
        2.1   -- Sale and Purchase Agreement dated as of June
                 29, 1993, made and entered into among BP           -- Form 8-K, July 9, 1993
                 Shipping Limited, Gulf Offshore N.S. Limited
                 and Gulf Offshore Marine International, Inc.

        3.1   -- Certificate of Incorporation, with amendments
                 through March 28, 1991                             -- Form 10-K, December 31, 1993
        3.2   -- Bylaws

       10.1   -- Gulf Applied Technologies, Inc. 1987 Stock
                 Option Plan*                                       -- Form 10-K, December 31, 1987


       10.2   -- Loan Facility Agreements dated as of July 8,
                 1993, made by and between the Chase Manhattan      -- Form 10-Q, Quarter Ended June 30,
                 Bank N.A. and GulfMark North Sea Limited, Gulf          1993
                 Offshore Marine

       10.3   -- GulfMark International, Inc. 1993 Non-Employee     -- Form S-8, Registration No. 33-79212
                 Director Stock Option Plan.*

       10.4   -- Loan Facility Agreement dated as of June 7,        -- Form 10-Q, Quarter Ended June 30,
                 1995, made by and between Christiania Bank og           1995
                 Kreditkasse and Gulf Offshore N.S. Limited

       10.5   -- Agreement dated October 20, 1995 Amending and
                 Restating the Loan Facility Agreement dated
                 July 8, 1993, made by and between the Chase
                 Manhattan Bank N.A. and GulfMark North Sea         -- Form 10-K, December 31, 1995
                 Limited, Gulf Offshore Marine International,
                 Inc., Gulf Offshore N.S. Limited and Gulf
                 Offshore Far East, Inc.

       10.6   -- Loan Facility Agreement dated December 21,
                 1995, made by and between Christiania Bank og      -- Form 10-K, December 31, 1995
                 Kreditkasse and Gulf Offshore N.S. Limited

       10.7   -- GulfMark International, Inc., Amended and
                 Restated 1993 Non-Employee Director Stock          -- Schedule 14A, April 1, 1996
                 Option Plan*

       10.8   -- Loan Facility Agreement dated as of July 26,
                 1996 made by and between the Chase Manhattan
                 Bank, Chase Manhattan International Limited,
                 as agent and Gulf Offshore Shipping Services,      -- Form 10-Q, Quarter ended September
                 Inc., GulfMark International, Inc., GulfMark            30, 1996
                 North Sea Limited and Gulf Offshore Marine
                 International, Inc.

       21.1   -- Subsidiaries of GulfMark International, Inc.       -- Filed herewith
       23.1   -- Consent of Independent Public Accountants          -- Filed herewith
       27.1   -- Financial Data Schedule                            -- Filed herewith
       99.1   -- Form 10-K for Energy Ventures, Inc.                -- Filed herewith

*This contract is a management contract or compensatory plan.

(B)      REPORTS ON FORM 8-K

         A report on Form 8-K was filed by the Registrant on December 23, 1996. The Form 8-K reported the execution of the Merger Agreement among the Registrant, Energy Ventures, Inc., GulfMark Offshore, Inc., and GulfMark Acquisition Co.

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


                                                    GULFMARK INTERNATIONAL, INC.
                                                             (Registrant)


                                                   By: /S/  FRANK R. PIERCE
                                                      --------------------------
                                                         Frank R. Pierce
                                               Executive Vice President, Finance

Date:    March 21, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report had been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



  /S/FRANK R. PIERCE       Executive Vice President, Finance        March 21, 1997
--------------------------   (Principal Financial Officer)
     Frank R. Pierce

  /S/KEVIN D. MITCHELL                 Controller                   March 21, 1997
--------------------------
     Kevin D. Mitchell       (Principal Accounting Officer)


  /S/DAVID J. BUTTERS                   Director                    March 21, 1997
---------------------------
     David J. Butters


  /S/NORMAN G. COHEN                    Director                    March 21, 1997
---------------------------
     Norman G. Cohen

  /S/MARSHALL A. CROWE                  Director                    March 21, 1997
---------------------------
     Marshall A. Crowe


  /S/LOUIS S. GIMBEL, 3RD               Director                    March 21, 1997
---------------------------
     Louis S. Gimbel, 3rd

  /S/ROBERT B. MILLARD                  Director                    March 21, 1997
---------------------------
     Robert B. Millard

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                               DESCRIPTION
    21.1        Subsidiaries of GulfMark International, Inc.
    23.1        Consent of Independent Public Accountants
    27.1        Financial Data Schedule
    99.1        Form 10-K for Energy Ventures, Inc.